Form 10-Q
period 2024-09-30
United States Commodity Index Funds Trust
filed 2024-11-08
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2024.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐    Yes    ☒    No

The number of outstanding shares of each series of the registrant as of October 28, 2024 are included in the table below:

Number of Outstanding Shares as of October 28, 2024
United States Commodity Index Fund	2,900,000
United States Copper Index Fund	6,450,000
Total	9,350,000

United States Commodity Index Funds Trust

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At September 30, 2024 (Unaudited) and December 31, 2023

United States Commodity Index Fund

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents (at cost $168,639,626 and $159,067,804, respectively) (Notes 2 and 6)	$168,639,626	$159,067,804
Equity in trading accounts:
Cash and cash equivalents (at cost $7,322,772 and $13,041,505, respectively)	7,322,772	13,041,505
Unrealized gain (loss) on open commodity futures contracts	4,750,528	(3,305,080)
Dividends receivable	249,133	268,784
Interest receivable	261,585	333,401
Prepaid insurance	13,685	14,764

Total Assets	$181,237,329	$169,421,178

Liabilities and Capital
Management fees payable (Note 4)	$115,473	$121,486
Professional fees payable	205,955	264,875
Brokerage commissions payable	3,955	3,955
Directors’ fees payable	5,131	4,294

Total Liabilities	330,514	394,610

Commitments and Contingencies (Notes 4, 5 & 6)

Capital
Sponsor	—	—
Shareholders	180,906,815	169,026,568
Total Capital	180,906,815	169,026,568

Total Liabilities and Capital	$181,237,329	$169,421,178

Shares outstanding	2,900,000	3,000,000
Net asset value per share	$62.38	$56.34
Market value per share	$62.41	$56.28

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At September 30, 2024 (Unaudited) and December 31, 2023

United States Copper Index Fund

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents (at cost $167,483,221 and $125,475,483, respectively) (Notes 2 and 6)	$167,483,221	$125,475,483
Equity in trading accounts:
Cash and cash equivalents (at cost $2,283,036 and $1,625,711, respectively)	2,283,036	1,625,711
Unrealized gain (loss) on open commodity futures contracts	5,984,838	3,996,334
Receivable for shares sold	1,418,636	—
Dividends receivable	198,782	148,433
Interest receivable	273,556	332,445
Prepaid professional fees	—	9,610
Prepaid insurance	9,954	4,521
ETF transaction fees receivable	350	—

Total Assets	$177,652,373	$131,592,537

Liabilities and Capital
Management fees payable (Note 4)	$86,799	$71,188
Professional fees payable	231,329	160,958
Directors’ fees payable	5,287	7,049

Total Liabilities	323,415	239,195

Commitments and Contingencies (Notes 4, 5 & 6)

Capital
Sponsor	—	—
Shareholders	177,328,958	131,353,342
Total Capital	177,328,958	131,353,342

Total Liabilities and Capital	$177,652,373	$131,592,537

Shares outstanding	6,250,000	5,450,000
Net asset value per share	$28.37	$24.10
Market value per share	$28.35	$24.14

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Financial Condition

At September 30, 2024 (Unaudited) and December 31, 2023

United States Commodity Index Funds Trust

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents (at cost $336,122,847 and $284,543,287, respectively) (Notes 2 and 6)	$336,122,847	$284,543,287
Equity in trading accounts:
Cash and cash equivalents (at cost $9,605,808 and $14,667,216, respectively)	9,605,808	14,667,216
Unrealized gain (loss) on open commodity futures contracts	10,735,366	691,254
Receivable for shares sold	1,418,636	—
Dividends receivable	447,915	417,217
Interest receivable	535,141	665,846
Prepaid professional fees	—	9,610
Prepaid insurance	23,639	19,285
ETF transaction fees receivable	350	—

Total Assets	$358,889,702	$301,013,715

Liabilities and Capital
Management fees payable (Note 4)	$202,272	$192,674
Professional fees payable	437,284	425,833
Brokerage commissions payable	3,955	3,955
Directors’ fees payable	10,418	11,343

Total Liabilities	653,929	633,805

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	—
Shareholders	358,235,773	300,379,910
Total Capital	358,235,773	300,379,910

Total Liabilities and Capital	$358,889,702	$301,013,715

Shares Outstanding	9,150,000	8,450,000

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At September 30, 2024

United States Commodity Index Fund

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL December 2024 contracts, expiring November 2024	$12,770,780	188	$(30,020)	(0.02)
CME Live Cattle Futures LC November 2024 contracts, expiring November 2024	13,102,038	107	112	0.00	†
NYMEX RBOB Gasoline Futures RB December 2024 contracts, expiring November 2024	12,790,827	159	(61,223)	(0.03)
CBOT Soybean Meal Futures SM December 2024 contracts, expiring December 2024	12,189,978	491	569,148	0.32
ICE Cocoa Futures CC December 2024 contracts, expiring December 2024	11,387,010	164	1,277,070	0.71
CME Lean Hogs Futures LH December 2024 contracts, expiring December 2024	12,824,272	434	(103,732)	(0.06)
ICE Coffee Futures KC December 2024 contracts, expiring December 2024	11,081,662	129	1,991,681	1.10
COMEX Copper Futures HG December 2024 contracts, expiring December 2024	12,060,025	116	1,143,675	0.63
COMEX Silver Futures SI December 2024 contracts, expiring December 2024	12,925,005	81	(184,515)	(0.10)
ICE Sugar #11 Futures SB May 2025 contracts, expiring April 2025	12,822,764	535	(209,604)	(0.12)
United Kingdom Contracts
LME Tin Futures LT October 2024 contracts, expiring October 2024	12,765,981	78	299,405	0.17
LME Aluminum Futures LA November 2024 contracts, expiring November 2024	13,335,901	206	62,391	0.03
LME Tin Futures LT November 2024 contracts, expiring November 2024	13,273,924	81	313,417	0.17
ICE Brent Crude Futures CO January 2025 contracts, expiring November 2024	12,798,330	179	(6,990)	0.00	†
ICE Low Sulphur Gasoil Futures QS December 2024 contracts, expiring December 2024	12,799,725	195	2,025	0.00	†
Open Commodity Futures Contracts - Short**
United Kingdom Contracts
LME Tin Futures LT October 2024 contracts, expiring October 2024	(12,753,074)	78	(312,312)	(0.17)
Total Open Futures Contracts*	$176,175,148	3,221	$4,750,528	2.63

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At September 30, 2024 (continued)

United States Commodity Index Fund

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
5.30%, 10/01/2024	$2,000,000	$2,000,000	1.11
5.25%, 10/08/2024	5,000,000	4,994,988	2.76
5.28%, 10/10/2024	2,000,000	1,997,390	1.10
5.20%, 10/15/2024	6,000,000	5,988,088	3.31
5.22%, 10/17/2024	3,000,000	2,993,207	1.65
5.21%, 10/22/2024	5,000,000	4,985,096	2.76
5.17%, 10/29/2024	3,000,000	2,988,170	1.65
4.55%, 11/05/2024	3,000,000	2,986,423	1.65
5.14%, 11/07/2024	4,000,000	3,979,116	2.20
5.11%, 11/14/2024	5,000,000	4,969,108	2.75
5.06%, 11/21/2024	11,000,000	10,922,097	6.04
5.01%, 11/29/2024	2,000,000	1,983,775	1.10
4.51%, 12/19/2024	6,000,000	5,939,960	3.28
Total United States Treasury Obligations		56,727,418	31.36

United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 4.88%#	39,000,000	39,000,000	21.56
Fidelity Institutional Money Market Government - Institutional Shares, 4.83%#	20,500,000	20,500,000	11.33
Total United States Money Market Funds		59,500,000	32.89
Total Cash Equivalents		$116,227,418	64.25
†	Represents less than 0.005%.
*	Collateral amounted to $7,322,772 on open commodity futures contracts.
**

All short contracts are offset by long positions in Commodity Futures Contracts and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).

#	Reflects the 7-day yield at September 30, 2024.

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

At December 31, 2023 (continued)

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

United States Commodity Index Funds Trust

Condensed Schedule of Investments (Unaudited)

At September 30, 2024

United States Copper Index Fund

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG December 2024 contracts, expiring December 2024	$58,633,875	523	$896,600	0.50
COMEX Copper Futures HG March 2025 contracts, expiring March 2025	58,325,813	518	907,488	0.51
COMEX Copper Futures HG May 2025 contracts, expiring May 2025	54,832,875	514	4,180,750	2.36
Total Open Futures Contracts*	$171,792,563	1,555	$5,984,838	3.37

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
5.30%, 10/01/2024	$2,000,000	$2,000,000	1.13
5.25%, 10/08/2024	5,000,000	4,994,988	2.82
5.28%, 10/10/2024	3,000,000	2,996,085	1.69
5.20%, 10/15/2024	5,000,000	4,990,074	2.81
5.21%, 10/22/2024	7,000,000	6,979,134	3.94
4.52%, 10/29/2024	3,500,000	3,487,342	1.97
4.55%, 11/05/2024	3,500,000	3,484,160	1.96
5.14%, 11/07/2024	4,000,000	3,979,116	2.24
5.11%, 11/14/2024	2,000,000	1,987,643	1.12
5.06%, 11/21/2024	12,000,000	11,915,092	6.72
4.51%, 12/19/2024	7,000,000	6,929,953	3.91
Total United States Treasury Obligations		53,743,587	30.31

United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 4.88%#	31,000,000	31,000,000	17.48
Fidelity Institutional Money Market Government Fund - Institutional Shares, 4.83%#	16,475,000	16,475,000	9.29
Total United States Money Market Funds		47,475,000	26.77
Total Cash Equivalents		$101,218,587	57.08
*	Collateral amounted to $2,283,036 on open commodity futures contracts.
#	Reflects the 7-day yield at September 30, 2024.

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

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2024 and 2023

United States Commodity Index Fund

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$(9,042,254)	$8,417,220	$3,444,615	$7,777,971
Change in unrealized gain (loss) on open commodity futures contracts	7,394,347	6,751,378	8,055,608	(7,579,973)
Dividend income	793,261	1,048,398	2,438,715	4,403,562
Interest income	1,519,167	1,341,553	4,354,531	2,784,259
ETF transaction fees	350	1,750	3,850	9,450
Total Income (Loss)	$664,871	$17,560,299	$18,297,319	$7,395,269

Expenses
Management fees (Note 4)	$356,348	$367,141	$1,040,352	$1,192,848
Professional fees	120,664	88,513	320,691	268,799
Brokerage commissions	37,263	42,085	98,682	124,984
Directors’ fees and insurance	13,541	19,476	45,884	54,933
Total Expenses	$527,816	$517,215	$1,505,609	$1,641,564
Net Income (Loss)	$137,055	$17,043,084	$16,791,710	$5,753,705
Net Income (Loss) per share	$0.04	$5.48	$6.04	$2.89
Net Income (Loss) per weighted average share	$0.05	$5.43	$5.85	$1.60
Weighted average shares outstanding	2,900,543	3,140,761	2,872,080	3,586,813

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2024 and 2023

United States Copper Index Fund

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$(6,421,587)	$(8,094,988)	$12,625,738	$4,903,025
Change in unrealized gain (loss) on open commodity futures contracts	9,051,651	5,801,599	1,988,504	(7,242,067)
Dividend income	630,482	673,815	1,774,333	3,129,072
Interest income	1,712,977	1,183,014	4,965,320	2,169,490
ETF transaction fees	7,350	4,550	22,050	13,650
Total Income (Loss)	$4,980,873	$(432,010)	$21,375,945	$2,973,170

Expenses
Management fees (Note 4)	$293,493	$232,509	$835,957	$712,684
Professional fees	239,940	113,133	513,185	320,197
Brokerage commissions	4,676	12,999	33,679	35,533
Directors’ fees and insurance	11,342	20,037	35,979	62,693
Total Expenses	$549,451	$378,678	$1,418,800	$1,131,107
Net Income (Loss)	$4,431,422	$(810,688)	$19,957,145	$1,842,063
Net Income (Loss) per share	$1.08	$(0.05)	$4.27	$0.04
Net Income (Loss) per weighted average share	$0.66	$(0.13)	$3.08	$0.30
Weighted average shares outstanding	6,721,196	6,060,326	6,486,496	6,111,538

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2024 and 2023

United States Commodity Index Funds Trust

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$(15,463,841)	$322,232	$16,070,353	$12,680,996
Change in unrealized gain (loss) on open commodity futures contracts	16,445,998	12,552,977	10,044,112	(14,822,040)
Dividend income	1,423,743	1,722,213	4,213,048	7,532,634
Interest income	3,232,144	2,524,567	9,319,851	4,953,749
ETF transaction fees	7,700	6,300	25,900	23,100
Total Income (Loss)	$5,645,744	$17,128,289	$39,673,264	$10,368,439

Expenses
Management fees (Note 4)	$649,841	$599,650	$1,876,309	$1,905,532
Professional fees	360,604	201,646	833,876	588,996
Brokerage commissions	41,939	55,084	132,361	160,517
Directors’ fees and insurance	24,883	39,513	81,863	117,626
Total Expenses	$1,077,267	$895,893	$2,924,409	$2,772,671
Expense waiver (Note 4)	—	—	—	—
Net Income (Loss)	$4,568,477	$16,232,396	$36,748,855	$7,595,768

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Changes in Capital (Unaudited)

For the three and nine months ended September 30, 2024 and 2023

United States Commodity Index Fund

	Shareholders*
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Balances at beginning of period	$183,890,139	$166,298,582	$169,026,568	$255,837,514
Addition of –, 300,000, 250,000 and 450,000 shares, respectively	—	17,592,310	15,609,139	25,739,124
Redemption of (50,000), (100,000), (350,000) and (1,700,000) shares, respectively	(3,120,379)	(5,836,204)	(20,520,602)	(92,232,571)
Net income (loss)	137,055	17,043,084	16,791,710	5,753,705

Balances at end of period	$180,906,815	$195,097,772	$180,906,815	$195,097,772

*    Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Changes in Capital (Unaudited)

For the three and nine months ended September 30, 2024 and 2023

United States Copper Index Fund

	Shareholders*
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Balances at beginning of period	$216,988,161	$130,837,434	$131,353,342	$169,536,375
Addition of 300,000, 950,000, 3,750,000 and 2,350,000 shares, respectively	8,433,602	22,560,353	102,343,584	57,653,950
Redemption of (2,000,000), (700,000), (2,950,000) and (3,800,000) shares, respectively	(52,524,227)	(16,243,314)	(76,325,113)	(92,688,603)
Net income (loss)	4,431,422	(810,688)	19,957,145	1,842,063

Balances at end of period	$177,328,958	$136,343,785	$177,328,958	$136,343,785

*    Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Changes in Capital (Unaudited)

For the three and nine months ended September 30, 2024 and 2023

United States Commodity Index Funds Trust

	Shareholders*
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Balances at beginning of period	$400,878,300	$297,136,016	$300,379,910	$425,373,889
Addition of 300,000, 1,250,000, 4,000,000 and 2,800,000 shares, respectively	8,433,602	40,152,663	117,952,723	83,393,074
Redemption of (2,050,000), (800,000), (3,300,000) and (5,500,000) shares, respectively	(55,644,606)	(22,079,518)	(96,845,715)	(184,921,174)
Net income (loss)	4,568,477	16,232,396	36,748,855	7,595,768

Balances at end of period	$358,235,773	$331,441,557	$358,235,773	$331,441,557

*    Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2024 and 2023

United States Commodity Index Fund

	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023
Cash Flows from Operating Activities:
Net income (loss)	$16,791,710	$5,753,705
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(8,055,608)	7,579,973
(Increase) decrease in dividends receivable	19,651	534,674
(Increase) decrease in interest receivable	71,816	(242,580)
(Increase) decrease in prepaid insurance	1,079	(24,957)
Increase (decrease) in Management fees payable	(6,013)	(50,674)
Increase (decrease) in professional fees payable	(58,920)	(152,758)
Increase (decrease) in directors’ fees payable	837	(1,544)
Net cash provided by (used in) operating activities	8,764,552	13,395,839

Cash Flows from Financing Activities:
Addition of shares	15,609,139	25,739,124
Redemption of shares	(20,520,602)	(92,232,571)
Net cash provided by (used in) financing activities	(4,911,463)	(66,493,447)

Net Increase (Decrease) in Cash and Cash Equivalents	3,853,089	(53,097,608)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	172,109,309	246,057,371
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$175,962,398	$192,959,763

Components of Cash, Cash Equivalents and Equity in Trading Accounts:
Cash and cash equivalents	$168,639,626	$184,875,528
Equity in Trading Accounts:
Cash and cash equivalents	7,322,772	8,084,235
Total Cash, Cash Equivalents and Equity in Trading Accounts	$175,962,398	$192,959,763

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2024 and 2023

United States Copper Index Fund

	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023
Cash Flows from Operating Activities:
Net income (loss)	$19,957,145	$1,842,063
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(1,988,504)	7,242,067
(Increase) decrease in dividends receivable	(50,349)	410,093
(Increase) decrease in interest receivable	58,889	(240,203)
(Increase) decrease in prepaid professional fees	9,610	5,158
(Increase) decrease in prepaid insurance	(5,433)	1,348
(Increase) decrease in ETF transaction fees receivable	(350)	—
Increase (decrease) in Management fees payable	15,611	(19,298)
Increase (decrease) in professional fees payable	70,371	(72,649)
Increase (decrease) in directors’ fees payable	(1,762)	(56)
Net cash provided by (used in) operating activities	18,065,228	9,168,523

Cash Flows from Financing Activities:
Addition of shares	100,924,948	57,653,950
Redemption of shares	(76,325,113)	(92,688,603)
Net cash provided by (used in) financing activities	24,599,835	(35,034,653)

Net Increase (Decrease) in Cash and Cash Equivalents	42,665,063	(25,866,130)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	127,101,194	165,213,916
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$169,766,257	$139,347,786

Components of Cash, Cash Equivalents and Equity in Trading Accounts:
Cash and cash equivalents	$167,483,221	$126,764,738
Equity in Trading Accounts:
Cash and cash equivalents	2,283,036	12,583,048
Total Cash, Cash Equivalents and Equity in Trading Accounts	$169,766,257	$139,347,786

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2024 and 2023

United States Commodity Index Funds Trust

	Nine months ended	Nine months ended
	September 30,2024	September 30, 2023
Cash Flows from Operating Activities:
Net income (loss)	$36,748,855	$7,595,768
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(10,044,112)	14,822,040
(Increase) decrease in dividends receivable	(30,698)	944,767
(Increase) decrease in interest receivable	130,705	(482,783)
(Increase) decrease in prepaid professional fees	9,610	5,158
(Increase) decrease in prepaid insurance	(4,354)	(23,609)
(Increase) decrease in ETF transaction fees receivable	(350)	—
Increase (decrease) in Management fees payable	9,598	(69,972)
Increase (decrease) in professional fees payable	11,451	(225,407)
Increase (decrease) in directors’ fees payable	(925)	(1,600)
Net cash provided by (used in) operating activities	26,829,780	22,564,362

Cash Flows from Financing Activities:
Addition of shares	116,534,087	83,393,074
Redemption of shares	(96,845,715)	(184,921,174)
Net cash provided by (used in) financing activities	19,688,372	(101,528,100)

Net Increase (Decrease) in Cash and Cash Equivalents	46,518,152	(78,963,738)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	299,210,503	411,271,287
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$345,728,655	$332,307,549

Components of Cash and Cash Equivalents, and Equity in Trading Account:
Cash and cash equivalents	$336,122,847	$311,640,266
Equity in Trading Accounts:
Cash and cash equivalents	9,605,808	20,667,283
Total Cash, Cash Equivalents and Equity in Trading Accounts	$345,728,655	$332,307,549

See accompanying notes to condensed financial statements.

United States Commodity Index Funds Trust

Notes to Condensed Financial Statements (Unaudited)

For the period ended September 30, 2024

NOTE 1 – ORGANIZATION AND BUSINESS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In accordance with U.S. GAAP, each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2024 for any Trust Series.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of September 30, 2024, USCF 5 shares of USCI and 40 shares of CPER.

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

NOTE 3 – TRUST SERIES

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

USCI’s shares began trading on August 10, 2010. As of September 30, 2024, USCI 347 Futures Contracts on the NYMEX, 1,202 Futures Contracts on the ICE Futures, 491 Futures Contracts on the CBOT, 541 Futures Contracts on the CME, 443 Futures Contracts on the LME and 197 Futures Contracts on the COMEX, totaling 3,221 futures contracts.

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

Investors should be aware that CPER’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts or the prices of any particular group of futures contracts. CPER will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in CPER’s shares during the past year relative to a hypothetical direct investment in various commodities and, in the future, it is likely that the relationship between the market price of CPER’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) CPER’s shares began trading on November 15, 2011. As of September 30, 2024, CPER held 1,555 Futures Contracts on the COMEX.

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

NOTE 4 – FEES PAID BY EACH TRUST SERIES AND RELATED PARTY TRANSACTIONS

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

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2024 and 2023, USCI incurred $0 and $0 respectively, in registration fees and offering expenses. For the nine months ended September 30, 2024 and 2023, CPER incurred $0 and $0 respectively, in registration fees and offering expenses. On April 30, 2021, 10,000,000 additional shares were registered for USCI and 50,000,000 additional shares were registered for CPER. On January 27, 2023 the SEC declared effective registration statements filed by each of USCI and CPER that registered an unlimited number of shares. As a result, USCI and CPER each have an unlimited number of shares that can be issued in the form of Creation Baskets.

Independent Directors’ and Officers’ Expenses

Each Trust Series is responsible for paying its portion of the directors’ fees and directors’ and officers’ liability insurance for such Trust Series and the Related Public Funds. Each Trust Series shares the fees and expenses on a pro rata basis with each Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2024 are estimated to be a total of $945,000 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for the year ending December 31, 2024 are estimated to be $55,000 and CPER’s portion of such fees and expenses for the year ending December 31, 2024 are estimated to be $49,000.

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs are estimated to be $400,000 and for the year ending December 31, 2024 for USCI and $590,000 for the year ending December 31, 2024 for CPER. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

USCI

	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023
Total commissions accrued to brokers	$98,682	$124,984
Total commissions as annualized percentage of average total net assets	0.08%	0.08%

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was due primarily to a lower number of contracts held and traded.

For the nine months ended September 30, 2024 and 2023, the monthly average volume of open future contract notional value was $212,462,507 and $262,854,798, respectively.

CPER

	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023
Total commissions accrued to brokers	$33,679	$35,533
Total commissions as annualized percentage of average total net assets	0.03%	0.03%

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was due primarily to a lower number of contracts held and traded.

For the nine months ended September 30, 2024 and 2023, the monthly average volume of open future contract notional value was $168,592,922 and $147,948,686, respectively.

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

All of the futures contracts held by each Trust Series through September 30, 2024 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if each Trust Series were to enter into non-exchange traded contracts (including Exchange for Related Position or EFRP), it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

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

USCF may invest a portion of each Trust Series’ cash in money market funds and Treasuries that seek to maintain a stable per share NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2024 and December 31, 2023, USCI held investments in money market funds and Treasuries in the amounts of $116,227,418 and $98,508,636, respectively. As of September 30, 2024 and December 31, 2023, CPER held investments in money market funds and Treasuries in the amounts of $101,218,587 and $53,758,687, respectively. Each Trust Series also holds cash deposits with its custodian. As of September 30, 2024 and December 31, 2023, USCI held cash deposits in the amounts of $59,734,980 and $73,600,673, respectively, with the custodian and FCMs. As of September 30, 2024 and December 31, 2023, CPER held cash deposits in the amounts of $68,547,670 and $75,342,507, respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or FCMs cease operations.

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

NOTE 7 – FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and nine months ended September 30, 2024 and 2023 for the shareholders. This information has been derived from information presented in the condensed financial statements.

USCI

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$62.34	$53.64	$56.34	$56.23
Total income (loss)	0.22	5.64	6.56	3.35
Total expenses	(0.18)	(0.16)	(0.52)	(0.46)
Net increase (decrease) in net asset value	0.04	5.48	6.04	2.89
Net asset value, end of period	$62.38	$59.12	$62.38	$59.12

Total Return	0.06%	10.22%	10.72%	5.14%

Ratios to Average Net Assets
Total income (loss)	0.38%	9.64%	10.53%	3.71%
Management fees#	0.80%	0.80%	0.80%	0.80%
Total expenses excluding management fees#	0.38%	0.33%	0.36%	0.30%
Net income (loss)	0.08%	9.36%	9.67%	2.89%
#	Annualized.

CPER

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$27.29	$23.16	$24.10	$23.07
Total income (loss)	1.16	0.01	4.49	0.23
Total expenses	(0.08)	(0.06)	(0.22)	(0.19)
Net increase (decrease) in net asset value	1.08	(0.05)	4.27	0.04
Net asset value, end of period	$28.37	$23.11	$28.37	$23.11

Total Return	3.96%	(0.22)%	17.72%	0.17%

Ratios to Average Net Assets
Total income (loss)	2.77%	(0.30)%	12.44%	2.03%
Management fees#	0.65%	0.65%	0.65%	0.65%
Total expenses excluding management fees#	0.57%	0.41%	0.45%	0.38%
Net income (loss)	2.47%	(0.57)%	11.62%	1.26%
#	Annualized.

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

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table summarizes the valuation of USCI’s securities at September 30, 2024, using the fair value hierarchy:

At September 30, 2024	Total	Level I	Level II	Level III
Short-Term Investments	$116,227,418	$116,227,418	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	4,392,592	4,392,592	—	—
Foreign Contracts	357,936	357,936	—	—

The following table summarizes the valuation of USCI’s securities at December 31, 2023 using the fair value hierarchy:

At December 31, 2023	Total	Level I	Level II	Level III
Short-Term Investments	$98,508,636	$98,508,636	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(3,158,862)	(3,158,862)	—	—
Foreign Contracts	(146,218)	(146,218)	—	—

The following table summarizes the valuation of CPER’s securities at September 30, 2024, using the fair value hierarchy:

At September 30, 2024	Total	Level I	Level II	Level III
Short-Term Investments	$101,218,587	$101,218,587	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	5,984,838	5,984,838	—	—

The following table summarizes the valuation of CPER’s securities at December 31, 2023 using the fair value hierarchy:

At December 31, 2023	Total	Level I	Level II	Level III
Short-Term Investments	$53,758,687	$53,758,687	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	3,996,334	3,996,334	—	—

The Trust and each Trust Series have adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments Held by USCI

	Condensed
	Statements of
	Financial
	Condition	Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Location	September 30, 2024	December 31, 2023
Futures - Commodity Contracts	Unrealized gain (loss) on open commodity futures contracts	$4,750,528	$(3,305,080)

Fair Value of Derivative Instruments Held by CPER

	Condensed
	Statements of
	Financial
	Condition	Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Location	September 30, 2024	December 31, 2023
Futures - Commodity Contracts	Unrealized gain (loss) on open commodity futures contracts	$5,984,838	$3,996,334

The Effect of Derivative Instruments on the Condensed Statements of Operations of USCI

		For the nine months ended		For the nine months ended
		September 30, 2024		September 30, 2023
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized Gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$3,444,615		$7,777,971

	Change in unrealized gain (loss) on open commodity futures contracts		$8,055,608		$(7,579,973)

The Effect of Derivative Instruments on the Condensed Statements of Operations of CPER

		For the nine months ended		For the nine months ended
		September 30, 2024		September 30, 2023
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized Gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$12,625,738		$4,903,025

	Change in unrealized gain (loss) on open commodity futures contracts		$1,988,504		$(7,242,067)

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

Investors should be aware that USCI’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts or the prices of any particular group of futures contracts. USCI will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in USCI’s shares during the past year relative to a hypothetical direct investment in the various commodities and, in the future, it is likely that the relationship between the market price of USCI’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) As of September 30, 2024, USCI held 347 Futures Contracts on the NYMEX, 1,202 Futures Contracts on the ICE Futures, 491 Futures Contracts on the CBOT, 541 any Futures Contracts on the CME, 443 Futures Contracts on the LME and 197 Futures Contracts on the COMEX, totaling 3,221 futures contracts.

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

Investors should be aware that CPER’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts or the prices of any particular group of futures contracts. CPER will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in CPER’s shares during the past year relative to a hypothetical direct investment in various commodities and, in the future, it is likely that the relationship between the market price of CPER’s shares and changes in the spot prices of the underlying commodities will continue to be impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) CPER’s shares began trading on November 15, 2011. As of September 30, 2024, CPER held 1,555 Futures Contracts on the COMEX.

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

As of September 30, 2024, USCI held 347 Futures Contracts on the NYMEX, held 1,202 Futures Contracts on the ICE Futures, held 491 Futures Contracts on the CBOT, held 541 Futures Contracts on the CME, held 443 Futures Contracts on the LME and held 197 Futures Contracts on the COMEX, totaling 3,221 futures contracts. As of September 30, 2024, CPER held 1,555 Futures Contracts on the COMEX. For the nine months ended September 30, 2024, no Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, LME or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the nine months ended September 30, 2024, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, LME or ICE Futures.

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

Commodity Markets

Commodity Futures Price Movements

Nine Months Ended September 30, 2024

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited a strong upward trend during the nine months ended September 30, 2024. The table below compares the total returns of the SDCI to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”)(1)	11.76%
S&P GSCI Commodity Index (GSCI®) Total Return(2)	5.23%
Bloomberg Commodity Index Total Return(2)	5.86%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	1.63%

(1)The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.

(2)Source: Bloomberg

The value of the SDCI as of December 31, 2023 was $1,964.25. As of September 30, 2024, the value of the SDCI was $2,195.21, up approximately 11.76% over the nine months ended September 30, 2024.

Of the 27 components of SummerHaven Dynamic Commodity Index (SDCI), thirteen had positive returns for the third quarter of 2024. The best performing sector was Softs (up 8.7%) followed by Precious Metals(up 6.0%). Commodities broadly rallied from early 2020 to mid-2022 as inflation grew from 1.4% in 2020 to 9.1% in 2022. Inflation is a headwind for stocks and bonds and a tailwind for real assets such as commodities. Historically, commodities have been a hedge against inflation and positive inflation shocks. As inflation has declined since mid-2022, the Bloomberg Commodity Index Total Return (BCOMTR) also declined. However, USCI’s dynamic strategy led to outperformance verus the BCOMTR, rising from mid-2022 through early 2024 while BCOMTR was essentially flat. More recently, USCI’s NAV was up10.88% for the nine months ended September 30, 2024.

The return of approximately 11.76% on the SDCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per share NAV began the period at $56.34 and ended the period at $62.38 on September 30, 2024, an increase of approximately 10.72% over the period. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect USCI’s per share NAV.

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

Copper Markets

Copper Futures Price Movements

Nine Months Ended September 30, 2024

As measured by the two major copper indexes, copper futures prices exhibited an upward trend during the nine months ended September 30, 2024. The table below compares the total returns of the SCI to the Bloomberg Copper Subindex Total Return over this time period.

SummerHaven Copper Index Total ReturnSM(“SCI”)(1)	18.66%
Bloomberg Copper Subindex Total Return(2)	19.37%

(1)The inception date for the SummerHaven Copper Index Total ReturnSM is November 2010.

(2)Source: Bloomberg

The value of the SCI as of December 31, 2023 was $1,294.82. As of September 30, 2024, the value of the SCI was $1,536.42, up approximately 18.66% over the nine months ended September 30, 2024.

The return of approximately 18.66% on the SCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per share NAV began the period at $24.10 and ended the period at $28.37 on September 30, 2024, an increase of approximately 17.72% over the period. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect CPER’s per share NAV.

During the quarter ended September 30, 2024, the price of the front month copper futures contract traded in a range between $395.20 per pound and $465.20 per pound. Prices increased by 17.03% between December 31, 2023 to September 30, 2024 finishing the period at $455.30. Copper futures markets reached an all-time high in May of 2024 before declining 22% between the May peak and August low. Prices resumed their upward trajectory in early August, due to an improving outlook for the U.S. and global economy, China stimulus, and growing supply constraints and forecasts for forthcoming copper shortages. With tight markets, increased demand from China and from new technologies, and a growing drumbeat of forecasts for a supply crunch, long-term copper demand is likely to remain robust and supply is also likely to remain constrained and slow to respond to demand increases.

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

As of September 30, 2024, USCI had 2,900,000 shares outstanding. USCI has an unlimited number of shares registered and available for issuance. More shares may have been issued by USCI than are outstanding due to the redemption of shares.

As of September 30, 2024, CPER had 6,250,000 shares outstanding. CPER has an unlimited number of shares registered and available for issuance. More shares may have been issued by CPER than are outstanding due to the redemption of shares.

USCF and the Trustee entered into the Fourth Amended and Restated Declaration of Trust and Trust Agreement effective as of December 15, 2017.

As of September 30, 2024, USCI and CPER had the following Authorized Participants: ABN AMRO Clearing USA LLC, BNP Paribas Securities Corp., Citadel Securities LLC, Goldman Sachs & Company, Jefferies & CompanyInc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC and Virtu Americas LLC.

For the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

USCI

	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023
Average daily total net assets	$173,721,467	$199,354,305
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$6,793,246	$7,187,821
Annualized yield based on average daily total net assets	5.22%	4.82%
Management fee	$1,040,352	$1,192,848
Total fees and other expenses excluding management fees	$465,257	$448,716
Total commissions accrued to brokers	$98,682	$124,984
Total commissions as annualized percentage of average total net assets	0.08%	0.08%

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

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were higher during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was higher during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was due primarily to an increase in professional fees.

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was due primarily to a lower number of Commodity Futures Contracts being held and traded.

For the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

USCI

	Three months ended	Three months ended
	September 30, 2024	September 30, 2023
Average daily total net assets	$177,196,255	$182,074,493
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$2,312,428	$2,389,951
Annualized yield based on average daily total net assets	5.19%	5.21%
Management fee	$356,348	$367,141
Total fees and other expenses excluding management fees	$171,468	$150,074
Total commissions accrued to brokers	$37,263	$42,085
Total commissions as annualized percentage of average total net assets	0.08%	0.09%

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

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were lower during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. However, as a result of lower average daily total net assets, the dividend and interest income earned was lower for the current quarter compared to the prior year quarter. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was due primarily to an increase in audit, reporting, and professional fees.

The decrease in total commissions accrued to brokers for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was due primarily to a lower number of Commodity Futures Contracts being held and traded.

For the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

CPER

	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023
Average daily total net assets	$171,796,861	$146,593,184
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$6,739,653	$5,298,562
Annualized yield based on average daily total net assets	5.24%	4.83%
Management fee	$835,957	$712,684
Total fees and other expenses excluding management fees	$582,843	$418,423
Total commissions accrued to brokers	$33,679	$35,533
Total commissions as annualized percentage of average total net assets	0.03%	0.03%

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

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were higher during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. However, as a result of higher average daily total net assets, the dividend and interest income earned was higher for the current quarter compared to the prior year quarter even though the amount of income earned by CPER as a percentage of average daily total net assets was higher during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was due primarily to an increase in audit and reporting fees.

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was due primarily to a lower number of Commodity Futures Contracts being held and traded.

For the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

CPER

	Three months ended	Three months ended
	September 30, 2024	September 30, 2023
Average daily total net assets	$179,596,290	$141,916,042
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$2,343,459	$1,856,829
Annualized yield based on average daily total net assets	5.19%	5.19%
Management fee	$293,493	$232,509
Total fees and other expenses excluding management fees	$255,958	$146,169
Total commissions accrued to brokers	$4,676	$12,999
Total commissions as annualized percentage of average total net assets	0.01%	0.04%

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

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were higher during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was the same during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was due primarily to an increase in professional fees.

The decrease in total commissions accrued to brokers for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was due primarily to a lower number of Commodity Futures Contracts being held and traded.

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

USCI

For the 30-valuation days ended September 30, 2024, the simple average daily change in the SDCI was 0.148%, while the simple average daily change in the per share NAV of USCI over the same time period was 0.143%. The average daily difference was (0.005)% (or (0.5) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average difference in daily tracking by the per share NAV was (2.097)%, meaning that over this time period USCI’s tracking error was within the plus or minus ten percent (10%) range established as its benchmark tracking goal.

Since the commencement of the offering of USCI’s shares to the public on August 10, 2010 through September 30, 2024, the simple average daily change in the SDCI was 0.016%, while the simple average daily change in the per share NAV of USCI over the same time period was 0.010%. The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average difference in daily tracking by the per share NAV was (6.268)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in SDCI’s NAV and the changes in the SDCI. The first chart below shows the daily movement of USCI’s per share NAV versus the daily movement of the SDCI for the 30-valuation day period ended September 30, 2024. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the SDCI for the five years ended September 30, 2024.

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

For the nine months ended September 30, 2024, the actual total return of USCI as measured by changes in its per share NAV was 10.72%. This is based on an initial per share NAV of $56.34 as of December 31, 2023 and an ending per share NAV as of September 30, 2024 of $62.38. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $62.96 as of September 30, 2024, for a total return over the relevant time period of 11.75%. The difference between the actual per share NAV total return of USCI of 10.72% and the expected total return based on the SDCI of 11.75% was a difference over the time period of (1.03)%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI.

By comparison, for the nine months ended September 30, 2023, the actual total return of USCI as measured by changes in its per share NAV was 5.14%. This is based on an initial per share NAV of $56.23 as of December 31, 2022 and an ending per share NAV as of September 30, 2023 of $59.12. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $59.78 as of September 30, 2023, for a total return over the relevant time period of 6.31%. The difference between the actual per share NAV total return of USCI of 5.14% and the expected total return based on the SDCI of 6.31% was a difference over the time period of (1.17)%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI.

CPER

For the 30-valuation days ended September 30, 2024, the simple average daily change in the SCI was 0.303%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.298%. The average daily difference was (0.005)% (or (0.5) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was 3.341%, meaning that over this time period CPER’s tracking error was within the plus or minus ten percent (10%) range established as its benchmark tracking goal.

Since the commencement of the offering of CPER’s shares to the public on November 15, 2011 through September 30, 2024, the simple average daily change in the SCI was 0.017%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.013%. The average daily difference was (0.004)% (or (.4) basis points, where 1 basis point equals 1/100 of 1)%. As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (2.710)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in CPER’s NAV and the changes in the SCI. The first chart below shows the daily movement of CPER’s per share NAV versus the daily movement of the SCI for the 30-valuation day period ended September 30, 2024. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the SCI for the five years ended September 30, 2024.

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

For the nine months ended September 30, 2024, the actual total return of CPER as measured by changes in its per share NAV was 17.72%. This is based on an initial per share NAV of $24.10 as of December 31, 2023 and an ending per share NAV as of September 30, 2024 of $28.37. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $28.60 as of September 30, 2024, for a total return over the relevant time period of 18.67%. The difference between the actual per share NAV total return of CPER of 17.72% and the expected total return based on the SCI of 18.67% was a difference over the time period of (0.95)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

By comparison, for the nine months ended September 30, 2023, the actual total return of CPER as measured by changes in its per share NAV was 0.17%. This is based on an initial per share NAV of $23.07 as of December 31, 2022 and an ending per share NAV as of September 30, 2023 of $23.11. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $23.33 as of September 30, 2023, for a total return over the relevant time period of 1.13%. The difference between the actual per share NAV total return of CPER of 0.17% and the expected total return based on the SCI of 1.13% was a difference over the time period of (0.96)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

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

Second, each Trust Series incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. At the same time, each Trust Series earns dividend and interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2024. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series’ NAV. When this income exceeds the level of a Trust Series’ expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), such Trust Series realizes a net yield that will tend to cause daily changes in the per share NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates may continue to increase over the near future from historical lows. It is anticipated that fees and expenses paid by each Trust Series may continue to be lower than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series could possibly outperform its benchmark so long as interest earned is higher than the fees and expenses paid by each Trust Series.

Third, a Trust Series may hold Futures Contracts in a particular commodity other than the one specified as the Applicable Benchmark Component Futures Contract, or may hold Other Related Investments in its portfolio that may fail to closely track the Applicable Index’s total return movements. Taking USCI as an example, assume for a given month one of the Benchmark Component Futures Contracts is the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” for the contract month of November 2020. It is possible that USCI could hold a NYMEX WTI financially settled Futures Contract, trading under the symbol “WS,” for the contract month of November 2020. Alternatively, and using the same example, USCI could hold the ICE WTI financially settled Futures Contract, also for the contract month of November 2020. As a third example, USCI could hold the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” but for a contract month other than November 2020. During the nine months ended September 30, 2024, no Trust Series held any Other Related Investments.

Fourth, a Trust Series could hold Other-Related Investments. In that case, the error in tracking the Applicable Index could result in daily changes in the per share NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the nine months ended September 30, 2024, none of the Trust Series held any Other-Related Investments, but did, at times, temporarily hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits, or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The following graph shows the sector weights of the commodities selected for inclusion in the SDCI as of September 30, 2024.

Petroleum, 28.57%
Non-Primary, 35.71%
Industrial Metals, 21.43%
Grains, 7.14%
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

Hypothetical Performance of the SDCI

The table and chart below show the hypothetical performance of the SDCI from January 1, 2014 through September 30, 2024. The composition of the SDCI was revised effective December 24, 2020. Beginning with the commodity selection process that commenced on December 24, 2020, SHIM revised the composition of the SDCI to consolidate the six commodity sectors that comprised the index into five sectors. Specifically, prior to December 24, 2020, the SDCI reflected commodities in six commodity sectors: energy (e.g., crude oil, natural gas, heating oil, etc.), precious metals (e.g., gold, silver platinum), industrial metals (e.g., zinc, nickel, aluminum, copper, etc.), grains (e.g., wheat, corn, soybeans, etc.), softs (e.g., sugar, cotton, coffee, cocoa), and livestock (e.g., live cattle, lean hogs, feeder cattle).

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results* for the period from

Year Ending 2014 through September 30, 2024 YTD

Year	Ending Level*	Annual Return
2014	1,475.68	(12.10)%
2015	1,265.58	(14.24)%
2016	1,262.46	(0.25)%
2017	1,364.38	8.07%
2018	1,221.18	(10.50)%
2019	1,219.05	(0.17)%
2020	1,089.40	(10.64)%
2021	1,468.49	34.80%
2022	1,933.23	31.65%
2023	1,964.25	1.60%
2024 (YTD)	2,195.21	11.76%

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
Total Returns (Year Ending 2014 through 9/30/24 YTD)*

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

The following table and chart compare the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes for the period from December 31, 1997 to September 30, 2024.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period
	from December 31, 1997 through September 30, 2024
		S&P GSCI	DB LCI OY	SDCI TR
	BCOM TR	TR	TR	Actual
Total return	54.02%	21.52%	329.83%	871.65%
Average annualized return (total)	3.40%	4.38%	8.00%	10.74%
Annualized volatility	15.81%	22.77%	18.57%	15.22%
Annualized Sharpe ratio	0.08	0.09	0.31	0.55

Source: SHIM, Bloomberg

The table immediately above shows the performance of the SDCI from December 31, 1997 through September 30, 2024 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Bloomberg Commodity Index Total ReturnSM (“BCOM TR”), and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM (“DB LCI OYTR”). The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Bloomberg Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the SDCI’s calculation methodology with historical prices for the futures contracts comprising the SDCI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to September 30, 2024; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes between September 30, 2014 and September 30, 2024, where the SDCI TR includes the initial composition of the index until December 24, 2020 when changes to the index composition became effective.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR

(9/30//2014-9/30/2024)

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

(9/30//2019-9/30/2024)

SDCI TR
SDCI Hypothetical TR
DB LCI OY TR
BCOM TR
S&P GSCI TR
250
200
150
100
50
-
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
Mar-24
Jun-24
Sep-24

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

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the SCI as of September 30, 2024.

SCI Contract Weights as of September 30, 2024

May 2025, 33.33%
December 2024, 33.33%
March 2025, 33.33%

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

Hypothetical Performance of the SCI

The table and chart below show the hypothetical performance of the SCI from January 1, 2014 through September 30, 2024.

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results* for the period from Year

Ending 2014 through September 30, 2024 YTD

Year	Ending Level*	Annual Return
2014	937.33	(15.88)%
2015	704.39	(24.85)%
2016	815.94	15.84%
2017	1,069.01	31.02%
2018	842.94	(21.15)%
2019	905.32	7.40%
2020	1,124.23	24.18%
2021	1,422.52	26.53%
2022	1,222.97	(14.03)%
2023	1,294.82	5.88%
2024 (YTD)	1,536.42	18.66%

*    The “base level” for the SCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SCI on the last trading day of each year and is used to illustrate the cumulative performance of the SCI.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Copper Index (“SCI”) Year-Over-Year

Hypothetical Total Returns (Year Ending 2014 through 9/30/2024 YTD)

40%
30%
20%
10%
0%
-10%
-20%
-30%
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
YTD

Source: Summerhaven Index Management, Bloomberg

Source: SummerHaven Index Management, Bloomberg

The following table compares the total return of the SCI in comparison with the total return a major index and spot copper prices (less storage cost) from December 31, 1997 through September 30, 2024.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period
	from December 31, 1997 through September 30, 2024
	BCOM	Spot Copper	SCI TR
	HG TR	(less storage)	Actual
Total return	550.31%	171.04%	881.11%
Average annualized return (total)	12.58%	8.77%	14.57%
Annualized volatility	25.20%	24.32%	24.71%
Annualized Sharpe ratio	0.41	0.27	0.50

Source: SHIM, Bloomberg

The table above shows the performance of the SCI from December 31, 1997 through September 30, 2024 in comparison with a traditional commodity index and spot copper prices: the Bloomberg Copper Subindex Total ReturnSM and spot copper prices less warehouse storage rents. The Bloomberg Copper Subindex Total ReturnSM includes the contract in the Bloomberg Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the SCI’s calculation methodology with historical prices for the futures contracts comprising the SCI. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the SCI. As a result, there are inherent limitations in comparing such performance against the SCI. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Bloomberg Copper Subindex Total Return which may be found on its website. In addition to the actual performance of the SCI, this chart includes as “SCI Hypothetical TR” the hypothetical performance of the SCI had the changes to the composition of the SCI, which became effective on January 1, 2021, been effective during the period from December 31, 1997 through December 31, 2020. USCF is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to September 30, 2024; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SCI in comparison with the actual return of three major indexes between September 30, 2014 and September 30, 2024, where the SCI includes the original composition of the index until the changes described above and became effective on January 1, 2021, from which point then the revised composition of the index is included.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of

BCOM Copper TR, Spot Copper Price, Spot Copper Price less Storage Cost, and the

Hypothetical Returns of the SCI TR (9/30/2014-9/30/2024)

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

Hypothetical Returns of the SCI TR (9/30/2019-9/30/2024)

200
175
150
125
100
75
50
25
-
SCI TR
SCI Hypothetical TR
BCOM Copper TR
Spot Copper
Spot Copper - Storage Cost
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
Mar-24
Jun-24
Sep-24

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

Each Trust Series currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series’ NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series’ account at the Custodian and in Treasuries at one or more FCMs. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the nine months ended September 30, 2024, each Trust Series’ income earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets did not exceed the expenses.

Each Trust Series’ investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2024, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into OTC transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. FCMs are not allowed to commingle a Trust Series’ assets with their other assets. In addition, the CFTC requires FCMs to hold in a secure account a Trust Series’ assets related to foreign Futures Contracts trading. During the nine months ended September 30, 2024, USCI made investments on the London Metal Exchange. During the nine months ended September 30, 2024, CPER made investments on the London Metal Exchange. In the future, a Trust Series may purchase OTC swaps, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of September 30, 2024, each of USCI and CPER held cash deposits and investments in Treasuries and money market funds in the amount of $175,962,398 and $169,766,257, respectively, with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should the Trust Series’ custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2024, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the nine months ended September 30, 2024, FCM fees were approximately 0.08% of average daily total net assets for USCI, and approximately 0.03% of average daily total net assets for CPER. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through June 30, 2011 when such expense waiver was terminated. USCF voluntarily agreed to pay certain expenses typically borne by CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF terminated such expense waiver as of April 30, 2021. As a result, the Annual Fund Operating Expenses increased, which would negatively impact your total return from an investment in CPER. This voluntary expense waiver was in addition to those amounts USCF is contractually obligated to pay as described in Note 5 to the condensed financial statements of the Trust and terminated on April 30, 2021.

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

As of September 30, 2024, USCI’s portfolio consisted of 3,221 Futures Contracts traded on the Futures Exchanges and CPER’s portfolio consisted of 1,555 Futures Contracts traded on the COMEX. For a list of each of USCI’s and CPER’s current holdings, please see www.uscfinvestments.com.

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

During the nine month reporting period ended September 30, 2024, no Trust Series had any OTC activities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	USCI does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USCI redeemed 1 basket (comprising 50,000 shares) during the third quarter of the year ending December 31, 2024. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2024:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
7/1/24 to 7/31/24	50,000	$62.41
8/1/24 to 8/31/24	—	$—
9/1/24 to 9/30/24	—	$—
Total	50,000
(d)	CPER does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, CPER redeemed 40 baskets (comprising 2,000,000 shares) during the third quarter of the year ending December 31, 2024. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2024:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
7/1/24 to 7/31/24	1,250,000	$26.54
8/1/24 to 8/31/24	500,000	$25.71
9/1/24 to 9/30/24	250,000	$25.96
Total	2,000,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended September 30, 2024.

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

Date: November 8, 2024

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 8, 2024