Form 10-K
period 2024-12-31
United States Commodity Index Funds Trust
filed 2025-02-28
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2024.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34833

United States Commodity Index Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The aggregate market value of the shares of each series of the registrant held by non-affiliates as of June 30, 2024 and the number of outstanding shares of each series of the registrant as of February 24, 2025 are included in the table below:

	Aggregate Market Value of Each Series’ Shares Held by Non-Affiliates as of June 30, 2024	Number of Outstanding Shares as of February 24, 2025
United States Commodity Index Fund	$184,125,953	3,050,000
United States Copper Index Fund	217,158,399	5,800,000
Total	$401,284,352	8,850,000

DOCUMENTS INCORPORATED BY REFERENCE:

None.

United States Commodity Index Funds Trust

i

Part I

Item 1. Business.

What is the Trust and the Trust Series?

The United States Commodity Index Funds Trust (the “Trust”) is a Delaware statutory trust formed on December 21, 2009. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and is organized into three separate series (each series, a “Trust Series” and collectively, the “Trust Series”). As of December 31, 2024, the Trust includes the United States Commodity Index Fund (“USCI”), a commodity pool formed on April 1, 2010 and first made available to the public on August 10, 2010, and the United States Copper Index Fund (“CPER”), a commodity pool formed on November 26, 2010 and first made available to the public on November 15, 2011. USCI and CPER each issues shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (“NYSE Arca”).

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

Investors should be aware that USCI’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts or the prices of any particular group of futures contracts. USCI will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in USCI’s shares during the past year relative to a hypothetical direct investment in the various commodities and, in the future, it is likely that the relationship between the market price of USCI’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial). As of December 31, 2024, USCI held 1,080 Futures Contracts on the NYMEX, held 1,281 Futures Contracts on the ICE Futures, held 268 Futures Contracts on the CBOT, held 279 Futures Contracts on the CME, held 1,029 Futures Contracts on the LME and held 129 Futures Contracts on the COMEX.

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

Investors should be aware that CPER’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts or the prices of any particular group of futures contracts. CPER will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in CPER’s shares during the past year relative to a hypothetical direct investment in various commodities and, in the future, it is likely that the relationship between the market price of CPER’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) CPER’s shares began trading on November 15, 2011. As of December 31, 2024, CPER held 1,396 Futures Contracts on the COMEX.

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

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596. USCF is a wholly-owned subsidiary of USCF Investments, Inc., formerly Wainwright Holdings, Inc., a Delaware corporation (“USCF Investments”), which is an intermediate holding company that owns USCF and another advisor of exchange traded funds. USCF Investments is a wholly owned subsidiary of The Marygold Companies, Inc., formerly, Concierge Technologies, Inc. (publicly traded under the ticker: MGLD) (“Marygold”), a publicly traded holding company that owns various financial and non-financial businesses. Mr. Nicholas Gerber (discussed below), along with certain family members and certain other shareholders, owns the majority of the shares in Marygold. USCF Investments is a holding company that currently holds both USCF, as well as USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended, (“USCF Advisers”). USCF Advisers serves as the investment adviser for the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund (“SDCI”), USCF Midstream Energy Income Fund (“UMI”), USCF Dividend Income Fund (“UDI”), USCF Gold Strategy Plus Income Fund (“USG”), USCF Sustainable Battery Metals Strategy Fund (“ZSB”), USCF Energy Commodity Strategy Absolute Return Fund (“USE”), and USCF Sustainable Commodity Strategy Fund (“ZSC”), each a series of the USCF ETF Trust. USCF ETF Trust is registered under the Investment Company Act of 1940, as amended (the “1940 Act”). The Board of Trustees for the USCF ETF Trust consists of different independent trustees than those independent directors who serve on the Board of Directors of USCF. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a swaps firm on August 8, 2013.

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

The accountability levels for the commodities comprising an Applicable Index and other futures contracts traded on U.S.-based futures exchanges are not a fixed ceiling, but rather a threshold above which such exchanges may exercise greater scrutiny and control over an investor’s positions. As of December 31, 2024, USCI held 1,080 Futures Contracts on the NYMEX, held 1,281 Futures Contracts on the ICE Futures, held 268 Futures Contracts on the CBOT, held 279 Futures Contracts on the CME, held 1,029 Futures Contracts on the LME and held 129 Futures Contracts on the COMEX. As of December 31, 2024, CPER held 1,396 Futures Contracts on the COMEX. No Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, LME or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the year ended December 31, 2024, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, LME or ICE Futures.

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

The following graph shows the sector weights of the commodities selected for inclusion in the SDCI as of December 31, 2024.

SDCI Commodity Weights as of December 31, 2024

Petroleum, 28.57%
Non-Primary, 42.86%
Industrial Metals, 14.29%
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

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the SCI as of December 31, 2024.

SCI Commodity Weights as of December 31, 2024

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

During the reporting period of this annual report on Form 10-K, no Trust Series had OTC derivatives activities.

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

SHIM’s principal business address is 1266 East Main Street, Soundview Plaza, Fourth Floor, Stamford, CT 06902.

Summary of Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the information in “Item 1A. Risk Factors”, including, but not limited to, the following risks:

●	Infectious disease outbreaks like COVID-19 could negatively affect the valuation and performance of CPER’s investments.
●	The NAV of a Trust Series’ shares relates directly to the value of its assets invested in accordance with the Applicable Index and other assets held by a Trust Series and fluctuations in the prices of these assets could materially adversely affect an investment in a Trust Series’ shares.

●	An investment in a Trust Series may provide little or no diversification benefits. Thus, in a declining market, a Trust Series may have no gains to offset losses from other investments, and an investor may suffer losses on an investment in a Trust Series while incurring losses with respect to other asset classes.
●	Historical performance of a Trust Series and its Applicable Benchmark Component Futures Contracts is not indicative of future performance.
●	The market price at which investors buy or sell shares may be significantly more or less than NAV.
●	Daily percentage changes in a Trust Series’ NAV may not correlate with daily percentage changes in the price of the Applicable Index.
●	An investment in a Trust Series is not a proxy for investing in the commodities markets, and the daily percentage changes in the price of the Applicable Benchmark Component Futures Contracts, or the NAV of the Trust Series, may not correlate with daily percentage changes in the spot price of the physical commodities that underlie the Applicable Index.
●	Daily percentage changes in the price of the Applicable Benchmark Component Futures Contract may not correlate with daily percentage changes in the spot price of the corresponding commodity.
●	The price relationship between each Applicable Index at any point in time and the Futures Contracts that will become the Applicable Benchmark Component Futures Contracts on the next rebalancing date will vary and may impact both a Trust Series’ total return and the degree to which its total return tracks that of commodity price indices.
●	Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause tracking error, which could cause the price of shares to substantially vary from the Applicable Index.
●	Risk mitigation measures imposed by the Trust Series’ FCMs have the potential to cause tracking error by limiting a Trust Series’ investments, including its ability to fully invest in the Applicable Benchmark Component Futures Contract and other Futures Contracts, which could cause the price of the Trust Series’ shares to substantially vary from the price of the Applicable Benchmark Component Futures Contracts.
●	An investor’s tax liability may exceed the amount of distributions, if any, on its shares.
●	An investor’s allocable share of taxable income or loss may differ from its economic income or loss on its shares.
●	Items of income, gain, deduction, loss and credit with respect to shares could be reallocated, and for taxable periods beginning after December 31, 2017, the Trust Series could be liable for U.S. federal income tax, if the U.S. Internal Revenue Service (“IRS”) does not accept the assumptions and conventions applied by the Trust Series in allocating those items, with potential adverse consequences for an investor.
●	Each Trust Series could be treated as a corporation for federal income tax purposes, which may substantially reduce the value of the shares.
●	The Trust is organized as a Delaware statutory trust, but each Trust Series is treated as a limited partnership in accordance with the provisions of the Trust Agreement and applicable state law, and therefore, each Trust Series has a more complex tax treatment than traditional mutual funds.
●	If a Trust Series is required to withhold tax with respect to any Non-U.S. shareholders, the cost of such withholding may be borne by all shareholders.
●	The impact of changes in U.S. federal income tax laws on the Trust Series is uncertain.
●	Each Trust Series will be subject to credit risk with respect to counterparties to OTC contracts entered into by the Trust on behalf of a Trust Series.
●	Valuing OTC derivatives may be less certain than actively traded financial instruments.

[Fees of USCI and CPER

Fees and Compensation Arrangements with USCF, Non-Affiliated Service Providers and the Trustee

Service Provider	Compensation Paid by USCF
United States Commodity Funds LLC, Sponsor	Each Trust Series pays USCF a management fee based on its average daily net assets and paid monthly at an annual rate of 0.80% for USCI and 0.65% for CPER.(1)

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

Expenses Paid or Accrued by USCI from Inception through December 31, 2024 in Dollar Terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF(4):	$47,737,722
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$5,480,189
Other Amounts Paid or Accrued(5)(6):	$8,342,928
Total Expenses Paid or Accrued:	$61,560,839
Expenses Waived(4)(6):	$(88,304)
Total Expenses Paid or Accrued Including Expenses Waived(4)(6):	$61,472,535
(4)	Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI. From May 1, 2014 through December 31, 2015, USCF, has contractually lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI.
(5)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(6)	USCF paid certain expenses on a discretionary basis typically borne by USCI where expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the expense waiver ended.

Expenses Paid or Accrued by USCI from Inception through December 31, 2024 as a Percentage of Average Daily Net Assets:

Amount as a Percentage of Average
Expenses:	Daily Net Assets
Amount Paid or Accrued to USCF(7):	0.84% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.10% annualized
Other Amounts Paid or Accrued(8)(9):	0.15% annualized
Total Expenses Paid or Accrued:	1.08% annualized
Expenses Waived(7)(9):	0.00% annualized	(8)
Total Expenses Paid or Accrued Including Expenses Waived(7)(10):	1.08% annualized
(7)	Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI. From May 1, 2014 through December 31, 2015, USCF contractually lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI.
(8)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(9)	USCF paid certain expenses on a discretionary basis typically borne by USCI where expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through March 31, 2011. As of March 31, 2011, the discretionary expense waiver ended.
(10)	Represents less than 0.005%.

Other Fees. USCI also pays the fees and expenses associated with its audit expenses, professional fees, and tax accounting and reporting requirements. These fees were approximately $433,806 for the fiscal year ended December 31, 2024. In addition, USCI is responsible for paying its portion of the directors’ and officers’ liability insurance for USCI, the other Trust Series and the Related Public Funds. In addition, as of July 8, 2011, USCI became responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of USCI, the other Trust Series and the Related Public Funds. USCI shares the fees and expenses on a pro rata basis with the other Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2024 were approximately $916,574 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses was $59,716.

Expenses Paid or Accrued by CPER from Inception through December 31, 2024 in Dollar Terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF(11):	$5,279,328
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$227,442
Other Amounts Paid or Accrued(12)(13):	$2,888,330
Total Expenses Paid or Accrued:	$8,395,100
Expenses Waived(11)(12):	$(669,393)
Total Expenses Paid or Accrued Including Expenses Waived(11)(12):	$7,725,707
(11)	Effective January 1, 2016, USCF permanently lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER. From May 1, 2014 through December 31, 2015, USCF contractually lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER. From May 29, 2012 through April 30, 2014, USCF waived the management fee paid by CPER on a discretionary basis from 0.95% (95 basis points) per annum of average daily total net assets to 0.65% per annum of average daily total net assets.
(12)	USCF paid certain expenses on a discretionary basis typically borne by CPER where expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.
(13)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.

Expenses Paid or Accrued by CPER from Inception through December 31, 2024 as a Percentage of Average Daily Net Assets:

Amount as a Percentage
Expenses:	of Average Daily Net Assets
Amount Paid or Accrued to USCF(14):	0.65% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.03% annualized
Other Amounts Paid or Accrued(15)(16):	0.36% annualized
Total Expenses Paid or Accrued:	1.03% annualized
Expenses Waived(14)(16):	(0.08%) annualized	(9)
Total Expenses Paid or Accrued Including Expenses Waived(14)(16):	0.95% annualized
(14)	Effective January 1, 2016, USCF permanently lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER. From May 1, 2014 through December 31, 2015, USCF contractually lowered the management fee to 0.65% (65 basis points) per annum of average daily total net assets for CPER. From May 29, 2012 through April 30, 2014, USCF waived the management fee paid by CPER on a discretionary basis from 0.95% (95 basis points) per annum of average daily total net assets to 0.65% per annum of average daily total net assets.
(15)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.
(16)	USCF paid certain expenses on a discretionary basis typically borne by CPER where expenses exceeded 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods.

Other Fees. CPER also pays the fees and expenses associated with its audit expenses, professional fees, and tax accounting and reporting requirements. These fees were approximately $618,031 for the year ended December 31, 2024. In addition, CPER is responsible for paying its portion of the directors’ and officers’ liability insurance for CPER, the other Trust Series and the Related Public Funds. In addition, as of July 8, 2011, CPER became responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of CPER, the other Trust Series and the Related Public Funds. CPER shares the fees and expenses on a pro rata basis with the other Trust Series and with each Related Public Fund, as described above, based on the relative assets of each fund on a daily basis. These fees and expenses for the year ended December 31, 2024 were approximately $916,574 for the Trust Series and the Related Public Funds. CPER’s portion of such fees and expenses was $46,941.

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

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be (1) either registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF on behalf of a Trust Series (each such agreement, an “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and/or cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by USCF, without the consent of any shareholder or Authorized Participant. Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI and 0.65% (65 basis points) per annum of average daily total net assets for CPER. Authorized Participants pay each Trust Series a $350 transaction fee for each order they place to create one or more Creation Baskets or to redeem one or more Redemption Baskets. The transaction fee may be reduced, increased or otherwise changed by USCF. Authorized Participants who make deposits with a Trust Series in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or USCF, and no such person will have any obligation or responsibility to the Trust or USCF to effect any sale or resale of shares. As of December 31, 2024, 10 Authorized Participants had entered into agreements with USCF on behalf of USCI. During the year ended December 31, 2024, USCI issued 6 Creation Baskets and redeemed 8 Redemption Baskets. As of December 31, 2024, 10 Authorized Participants had entered into agreements with USCF on behalf of CPER. During the year ended December 31, 2024, CPER issued 90 Creation Baskets and redeemed 86 Redemption Baskets.

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

No Trust Series is a Swap Entity under the Margin Rules, but each is a financial end-user. Accordingly, each Trust Series will be subject to the variation margin requirements of the Margin Rules for any swaps that it enters into. However, no Trust Series has “material swaps exposure” and, accordingly, no Trust Series will be subject to the initial margin requirements of the Margin Rules.

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

Economic conditions. The demand for commodities, in general, correlates closely with general economic growth rates. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on commodity prices, demand and, therefore, may have an adverse impact on commodity prices. Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates, periods of civil unrest, military conflicts, war, pandemics (e.g., the COVID-19 pandemic in 2020), government austerity programs, or currency exchange rate fluctuations, can also impact the demand for commodities. Sovereign debt downgrades, defaults, inability to access debt markets due to credit or legal constraints, liquidity crises, the breakup or restructuring of fiscal, monetary, or political systems such as the European Union, and other events or conditions that impair the functioning of financial markets and institutions also may adversely impact the demand for commodities.

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

Market volatility is attributable to things like the COVID-19 pandemic in 2020 and related supply chain disruptions, war, such as the war between Russia and Ukraine, and continuing disputes among oil-producing countries. Events such as these, and others, could cause volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by a Trust Series and the impact of which could limit the Trust Series’ ability to have a substantial portion of its assets invested in the Applicable Benchmark Component Futures Contracts. In such a circumstance, the Trust Series could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contracts and/or Other Related Investments.

Natural disasters, public health disruptions (such as the COVID-19 pandemic), and international armed conflicts could impact the price of commodities and/or the value, pricing and liquidity of a Trust Series’ investments or assets which, in turn, could cause the loss of your investment in the Trust Series.

Natural or environmental disasters, such as earthquakes, fires, floods, hurricanes, tsunamis and other severe weather-related phenomena generally, and widespread disease, including public health disruptions, pandemics and epidemics (for example, the COVID-19 pandemic), can be highly disruptive to economies and markets. Such events can, directly or indirectly, negatively impact, and/or cause volatility in, the price of commodities and the value, pricing, and liquidity of the investments or other assets held by a Trust Series.

Geopolitical conflict, including war and armed conflicts (such as Russia’s continued military actions against Ukraine that started in February 2022, conflicts in the Middle East, and the expansion of such conflicts in surrounding areas), sanctions, and acts of terrorism, can also, directly or indirectly, negatively impact, and/or cause volatility in, the price of commodities such as crude oil and the value, pricing, and liquidity of the investments or other assets held by a Trust Series.

A negative impact on, or volatility in, the price of crude oil or the value, pricing and liquidity of a Trust Series’ investments or other assets resulting from the occurrence of any of the aforementioned events, or similar events, could cause you to lose all, or substantially all, of your investment in a Trust Series.

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

Variables such as drought, floods, weather military conflicts, pandemics (such as the COVID-19 pandemic), embargoes, tariffs and other political events may have a larger impact on commodity prices and commodity-linked instruments, including Futures Contracts and Other Commodity-Related Investments, than on traditional securities. These additional variables may create additional investment risks that subject a Trust Series’ investments to greater volatility than investments in traditional securities.

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

OTC Contract Risk

Each Trust Series will be subject to credit risk with respect to counterparties to OTC contracts entered into by the Trust on behalf of a Trust Series.

Each Trust Series faces the risk of non-performance by counterparties to its OTC contracts. Unlike in futures contracts, the counterparty to OTC contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. A counterparty may not be able to meet its obligations to a Trust Series, in which case the Trust Series could suffer significant losses on these contracts. The two-way margining requirements imposed by U.S. regulators are intended to mitigate this risk. If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, a Trust Series may experience significant delays in obtaining any recovery in a bankruptcy or other reorganization proceeding. The Trust on behalf of a Trust Series may obtain only limited recovery or may obtain no recovery in such circumstances.

Each Trust Series mitigates these risks by typically entering into transactions only with major, global financial institutions.

Valuing OTC derivatives may be less certain than valuing exchange-traded and/or cleared financial instruments.

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

Regulations adopted by global prudential regulators that are now in effect require certain prudentially regulated entities and certain of their affiliates and subsidiaries (including swap dealers) to include in their derivatives contracts and certain other financial contracts terms that delay or restrict the rights of counterparties (such as a Trust Series) to terminate such contracts, foreclose upon collateral, exercise other default rights or restrict transfers of credit support in the event that the prudentially regulated entity and/or its affiliates are subject to certain types of resolution or insolvency proceedings. Similar regulations and laws have been adopted in non-U.S. jurisdictions that may apply to each Trust Series’ counterparties located in those jurisdictions. These requirements could adversely affect each Trust Series’ ability to terminate existing derivatives contracts, exercise default rights, or satisfy obligations owed to it with collateral received under such contracts if a Trust Series and/or its affiliates is subject to resolution or insolvency proceedings.

The use of swap agreements may expose a Trust Series to early termination risk, which could result in significant losses to the Trust Series.

Swap agreements do not have uniform terms. A swap counterparty may have the right to close out the Trust Series’ position due to the occurrence of certain events (for example, if there is a material decline in the Trust Series’ NAV on a particular day) and request immediate payment of amounts owed by the Trust Series under the agreement. If the level of the Trust Series’ NAV has a dramatic intraday move, the terms of the swap agreement may permit the counterparty to close out a transaction with the Trust Series at a price calculated by the counterparty that, in good faith, represents such counterparty’s loss, but such loss may not represent fair market value.

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

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. Such statutes, regulations and requirements are subject to ongoing modification by governmental and judicial action. The effect of any future regulatory change on a Trust Series is impossible to predict, but it could be substantial and adverse. In addition, the CFTC, SEC, futures exchanges, and other entities are authorized to take extraordinary actions in the event of a market emergency including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. For a more detailed discussion of the regulations to be imposed by the CFTC and the SEC and the potential impacts thereof on a Trust Series, please see “Item 1. Business - Commodities Regulation” in this annual report on Form 10-K.

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

The Trust Series may be subject to interest rate risk, which may prevent them from investing fully at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss.

Interest rate risk is the risk that fixed income securities and other investments in a Trust Series’ portfolio will fluctuate in value because of a change in interest rates. Interest rate changes can be sudden and unpredictable, and a Trust Series may lose money because of movements in interest rates. When interest rates rise, the value of fixed income securities typically falls. In a rising interest rate environment, the Trust Series may not be able to fully invest at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss. Interest rate risk is generally lower for shorter term investments and higher for longer term investments. In addition, in risk interest rate environments, it is possible that the Treasury Bills held by a Trust Series will decline in value. When interest rates fall, a Trust Series may be required to reinvest the proceeds from the sale, redemption or early prepayment of a Treasury Bill or money market security at a lower interest rate.

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

Risk Management

The Trust does not have computer systems or networks. Pursuant to the terms of the Trust Agreement, the Trust’s affairs are managed by USCF. USCF has implemented an information security program that is focused on ensuring the security and protection of computer systems and oversight of third-party service providers. This program includes specific provisions pertaining to data security and the security of information that, if disclosed, could have detrimental effects on the Trust, USCI and CPER. Such provisions relate to the handling of information and computers, as well as the protection of computer systems and software from unauthorized persons. USCF engages a third-party consultant and service provider to assist with information technology services and advise on USCF’s information technology infrastructure. As needed, but no less frequently than annually, USCF evaluates its cybersecurity risk profile in accordance with its compliance policies and procedures. To mitigate the risks from cybersecurity threats posed by third parties, USCF conducts due diligence on its critical third-party service providers with respect to (1) the cybersecurity programs and policies that they have in place as well as how they safeguard sensitive information, and (2) how those programs and policies apply to customers, including USCF and the Trust.

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

As of December 31, 2024, USCI had approximately 19,135 holders of shares.

As of December 31, 2024, CPER had approximately 21,159 holders of shares.

Dividends

None of the Trust Series has made, and does not currently intend to make, cash distributions to its shareholders.

Issuer Purchases of Equity Securities

USCI

USCI does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USCI redeemed 1 baskets (comprising 50,000 shares) and 8 baskets (comprising 400,000 shares) for the three and twelve months ended December 31, 2024, respectively. Monthly redemptions for the last three months are detailed below.

	Total Number of Shares	Average Price Per
Period	Redeemed	Share
10/1/24 to 10/31/24	50,000	$62.78
11/1/24 to 11/30/24	—	$—
12/1/24 to 12/31/24	—	$—
Total	50,000

CPER

CPER does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, CPER redeemed 27 basket (comprising 1,350,000 shares) and 86 baskets (comprising 4,300,000 shares) for the three and twelve months ended December 31, 2024, respectively. Monthly redemptions for the last three months are detailed below.

	Total Number of Shares	Average Price Per
Period	Redeemed	Share
10/1/24 to 10/31/24	400,000	$27.46
11/1/24 to 11/30/24	550,000	$25.84
12/1/24 to 12/31/24	400,000	$25.66
Total	1,350,000

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and the notes thereto of the United States Commodity Index Funds Trust (the “Trust”) included elsewhere in this annual report on Form 10-K.

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

Investors should be aware that USCI’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts or the prices of any particular group of futures contracts. USCI will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in USCI’s shares during the past year relative to a hypothetical direct investment in the various commodities and, in the future, it is likely that the relationship between the market price of USCI’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) As of December 31, 2024, USCI held 1,080 Futures Contracts on the NYMEX, held 1,281 Futures Contracts on the ICE Futures, held 268 Futures Contracts on the CBOT, held 279 Futures Contracts on the CME, held 1,029 Futures Contracts on the LME and held 129 Futures Contracts on the COMEX, totaling 4,066 futures contracts.

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

Investors should be aware that CPER’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts or the prices of any particular group of futures contracts. CPER will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in CPER’s shares during the past year relative to a hypothetical direct investment in various commodities and, in the future, it is likely that the relationship between the market price of CPER’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) CPER’s shares began trading on November 15, 2011. As of December 31, 2024, CPER held 1,396 Futures Contracts on the COMEX.

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

As of December 31, 2024, USCI held 1,080 Futures Contracts on the NYMEX, held 1,281 Futures Contracts on the ICE Futures, held 268 Futures Contracts on the CBOT, held 279 Futures Contracts on the CME, held 1,029 Futures Contracts on the LME and held 129 Futures Contracts on the COMEX, totaling 4,066 futures contracts. As of December 31, 2024, CPER held 1,396 Futures Contracts on the COMEX. For the fiscal year ended December 31, 2024, no Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, LME or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the fiscal year ended December 31, 2024, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, LME or ICE Futures.

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

An infectious disease outbreak may arise in the future and could have the same or similar effects as the COVID-19 pandemic, or different effects that cannot be foreseen. Moreover, as was the case with the COVID-19 pandemic, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to an infectious disease outbreak, including the potential for significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by each Trust Series. Public health crises caused by infectious disease outbreaks may exacerbate other preexisting political, social and economic risks in certain countries or globally and their duration cannot be determined with certainty.

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

Commodity Markets

Commodity Futures Price Movements

Year Ended December 31, 2024

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited a strong upward trend during the year ended December 31, 2024. The table below compares the total returns of the SDCI to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”)(1)	18.57%
S&P GSCI Commodity Index (GSCI®) Total Return(2)	9.25%
Bloomberg Commodity Index Total Return(2)	5.38%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	2.85%
(1)	The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.
(2)	Source: Bloomberg

The value of the SDCI as of December 31, 2023 was $1,964.25. As of December 31, 2024, the value of the SDCI was $2,329.08, up approximately 18.57% over the year ended December 31, 2024.

Of the 27 components of SummerHaven Dynamic Commodity Index (SDCI), thirteen had positive returns fin the year ended December 31, 2024. The best performing sector was Softs (up approximately 25.9%) followed by Precious Metals (up approximately 19.0%). Commodities broadly rallied from early 2020 to mid-2022 as inflation grew from 1.4% in 2020 to 9.1% in 2022. Inflation is a headwind for stocks and bonds and a tailwind for real assets such as commodities. Historically, commodities have been a hedge against inflation and positive inflation shocks. As inflation has declined since mid-2022, the Bloomberg Commodity Index Total Return (BCOMTR) also declined. However, USCI’s dynamic strategy led to outperformance versus the BCOMTR, rising from mid-2022 through the end of 2024 while BCOMTR and other broad commodity indexes declined.

The return of approximately 18.57% on the SDCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per share NAV began the period at $56.34 and ended the period at $66.04 on December 31, 2024, an increase of approximately 17.22% over the year. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect USCI’s per share NAV.

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

Copper Markets

Copper Futures Price Movements

Year Ended December 31, 2024

As measured by the two major copper indexes, copper futures prices exhibited an upward trend during the year ended December 31, 2024. The table below compares the total returns of the SCI to the Bloomberg Copper Subindex Total Return over this time period.

SummerHaven Copper Index Total ReturnSM(“SCI”)(1)	5.73%
Bloomberg Copper Subindex Total Return(2)	5.52%
(1)	The inception date for the SummerHaven Copper Index Total ReturnTM is November 2010.
(2)	Source: Bloomberg

The value of the SCI as of December 31, 2023 was $1,294.82. As of December 31, 2024, the value of the SCI was $1,369.05, up approximately 5.73% over the year ended December 31, 2024.

The return of approximately 5.73% on the SCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per share NAV began the year at $24.10 and ended the year at $25.23 on December 31, 2024, an increase of approximately 4.69% over the year. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect CPER’s per share NAV.

During the year ended December 31, 2024, the price of the front month copper futures contract traded in a range between $368.15 per pound and $510.60 per pound. Prices increased by approximately 3.5% between December 31, 2023 to December 31, 2024 finishing the year at $402.65. Copper futures markets reached an all-time high in May of 2024 before declining 22% between the May peak and August low. Prices resumed their upward trajectory in early August, due to an improving outlook for the U.S. and global economy, China stimulus, and growing supply constraints and forecasts for forthcoming copper shortages. However, copper fell in the fourth quarter of 2024 as the outlook from the third quarter soured. Over the longer term, with tight markets, increased demand from China and from new technologies, and a growing drumbeat of forecasts for a supply crunch, copper demand is likely to remain robust and supply is also likely to remain constrained and slow to respond to demand increases, however prices may come under pressure during periods of contraction and/or economic uncertainty.

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

As of December 31, 2024, USCI had 2,900,000 shares outstanding. USCI has an unlimited number of shares registered and available for issuance. More shares may have been issued by USCI than are outstanding due to the redemption of shares.

As of December 31, 2024, CPER had 5,650,000 shares outstanding. CPER has an unlimited number of shares registered and available for issuance. More shares may have been issued by CPER than are outstanding due to the redemption of shares.

USCF and the Trustee entered into the Fourth Amended and Restated Declaration of Trust and Trust Agreement effective as of December 15, 2017.

As of December 31, 2024, USCI and CPER had the following Authorized Participants: ABN AMRO Clearing USA LLC, BNP Paribas Securities Corp., Citadel Securities LLC, Goldman Sachs & Company, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC and Virtu Americas LLC.

For the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

USCI

	Year ended	Year ended
	December 31,	December 31,
	2024	2023
Per share net asset value, end of year	$66.04	$56.34
Average daily total net assets	$176,710,207	$195,955,986
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$8,957,758	$9,655,167
Annualized yield based on average daily total net assets	5.07%	4.93%
Management fee	$1,413,591	$1,567,809
Total fees and other expenses excluding management fees	$627,609	$611,390
Total commissions accrued to brokers	$134,087	$160,196
Total commissions as annualized percentage of average total net assets	0.08%	0.08%

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

The increase in the per share NAV for the year ended December 31, 2024, compared to the year ended December 31, 2023, was due to an increase in values of the Futures Contracts held by USCI.

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were higher during the year ended December 31, 2024, compared to the year ended December 31, 2023. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was higher during the year ended December 31, 2024, compared to the year ended December 31, 2023. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the year ended December 31, 2024, compared to the year ended December 31, 2023 was due primarily to an increase in audit, professional, and reporting fees.

The decrease in USCI’s total commissions accrued to brokers for the year ended December 31, 2024, compared to the year ended December 31, 2023, was due primarily to a lower number of Futures Contracts being held and traded.

CPER

	Year ended	Year ended
	December 31,	December 31,
	2024	2023
Per share net asset value, end of year	$25.23	$24.10
Average daily total net assets	$170,443,212	$141,711,675
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$8,673,557	$6,985,479
Annualized yield based on average daily total net assets	5.09%	4.93%
Management fee	$1,107,852	$921,146
Total fees and other expenses excluding management fees	$703,091	$547,132
Total commissions accrued to brokers	$38,119	$38,792
Total commissions as annualized percentage of average total net assets	0.02%	0.03%

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

The increase in the per share NAV for the year ended December 31, 2024, compared to the year ended December 31, 2023, was due to an increase in the values of the Futures Contracts held by CPER.

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were higher during the year ended December 31, 2024, compared to the year ended December 31, 2023. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was higher during the year ended December 31, 2024. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the year ended December 31, 2024, compared to the year ended December 31, 2023 was due primarily to an increase in audit, reporting, and professional expenses.

The decrease CPER’s total commissions accrued to brokers for the year ended December 31, 2024, compared to the year ended December 31, 2023, was due primarily to a lower number of Futures Contracts being held and traded.

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

Portfolio Holdings for USCI

During the year ended December 31, 2024, USCI’s portfolio held at all times Futures Contracts based on at least fourteen different commodities. Due to changes in the composition of the SDCI, each month the list of Benchmark Component Futures Contracts held by USCI changed (see the section “The SDCI” below). The table below lists the Benchmark Component Futures Contracts held during each month in 2024.

Benchmark Component Futures Contracts for USCI

Commodity	1/1/2024	2/1/2024	3/1/2024	4/1/2024	5/1/2024	6/1/2024	7/1/2024	8/1/2024	9/1/2024	10/1/2024	11/1/2024	12/1/2024
Aluminum					●					●		●
Cocoa	●	●	●	●	●	●	●	●	●	●	●	●
Coffee	●	●	●	●	●	●	●	●	●	●	●	●
Copper	●	●	●	●	●	●	●	●	●	●	●	●
Corn
Cotton			●	●		●	●		●
Crude Oil (Brent)	●	●	●	●	●	●	●	●	●	●	●	●
Crude Oil (WTI)	●	●	●	●	●	●	●	●	●	●	●	●
Feeder Cattle								●	●	●	●	●
Gas Oil	●	●	●	●		●	●	●		●	●	●
Gold	●	●		●	●		●	●	●		●
Heating Oil	●	●	●	●
Lead			●
Lean Hogs							●	●	●	●
Live Cattle	●			●	●	●	●	●	●		●
Natural Gas	●	●
Nickel					●
Platinum			●			●						●
Silver										●
Soybean Meal	●	●	●		●	●	●	●	●
Soybean Oil	●							●	●	●	●	●
Soybeans	●	●		●		●	●	●
Sugar	●	●	●	●	●	●				●	●	●
Tin		●	●	●	●	●	●		●	●	●	●
Unleaded Gasoline				●	●	●	●	●	●	●	●	●
Wheat			●
Zinc		●			●						●	●

The table below reflects the same listing of monthly Benchmark Component Futures Contracts as the tables above with two changes. First, the table below includes a column showing the change in the spot price of each of the 27 commodities for the year ended December 31, 2024. Second, while the tables above list the order of the commodities alphabetically, the table below lists the commodities first by which of the five sectors a commodity falls into and then within each sector from the commodity that had the highest positive change in spot price to the commodity that had the lowest positive change or largest negative change in spot price. Investors are cautioned that the change in the spot price of a given commodity does not represent the actual return that USCI might have earned on any holdings in futures contracts based on that commodity. This is due to two factors. First, the return on a futures contract may be higher, or lower, than the change in the spot price of the commodity due to the impact of backwardation or contango. Second, USCI may not have owned any such futures contract for the entire time period represented in the table below. Thus, USCI’s total actual return on its holdings in any of the commodities shown below may be higher, or lower, than the actual change in the spot price of the particular commodity.

Commodity	1/1/2024	2/1/2024	3/1/2024	4/1/2024	5/1/2024	6/1/2024	7/1/2024	8/1/2024	9/1/2024	10/1/2024	11/1/2024	12/1/2024	YTD Spot Price Performance
Corn													-2.7%
Wheat			●										-12.2%
Soybean Oil	●							●	●	●	●	●	-16.8%
Soybean Meal	●	●	●		●	●	●	●	●				-20.3%
Soybeans	●	●		●		●	●	●					-22.8%
Tin		●	●	●	●	●	●		●	●	●	●	14.4%
Zinc		●			●						●	●	12.0%
Aluminum					●					●		●	7.9%
Copper	●	●	●	●	●	●	●	●	●	●	●	●	3.5%
Lead			●										-5.5%
Nickel					●								-7.9%
Cocoa	●	●	●	●	●	●	●	●	●	●	●	●	178.2%
Coffee	●	●	●	●	●	●	●	●	●	●	●	●	69.8%
Natural Gas	●	●											44.5%
Lean Hogs							●	●	●	●			19.6%
Feeder Cattle								●	●	●	●	●	18.3%
Live Cattle	●			●	●	●	●	●	●		●		11.6%
Sugar	●	●	●	●	●	●				●	●	●	-6.4%
Cotton			●	●		●	●		●				-15.6%
Crude Oil (WTI)	●	●	●	●	●	●	●	●	●	●	●	●	0.1%
Crude Oil (Brent)	●	●	●	●	●	●	●	●	●	●	●	●	-3.1%
Unleaded Gasoline				●	●	●	●	●	●	●	●	●	-4.8%
Gas Oil	●	●	●	●		●	●	●		●	●	●	-7.4%
Heating Oil	●	●	●	●									-9.1%
Gold	●	●		●	●		●	●	●		●		27.5%
Silver										●			21.4%
Platinum			●			●						●	-10.2%
* From 12/31/23 to 12/31/2024 Source: Bloomberg

USCI

For the 30-valuation days ended December 31, 2024, the simple average daily change in the SDCI was 0.154%, while the simple average daily change in the per share NAV of USCI over the same time period was 0.150%. The average daily difference was 0.004% (or 0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (8.554)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USCI’s shares to the public on August 10, 2010 through December 31, 2024, the simple average daily change in the SDCI was 0.017%, while the simple average daily change in the per share NAV of USCI over the same time period was 0.011%. The average daily difference was 0.006% (or 0.6 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average difference in daily tracking by the per share NAV was (6.235)%, meaning that over this time period USCI’s tracking difference was within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in SDCI’s NAV and the changes in the SDCI. The first chart below shows the daily movement of USCI’s per share NAV versus the daily movement of the SDCI for the 30-valuation day period ended December 31, 2024, the last trading day in December. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the SDCI for the five years ended December 31, 2024.

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

For the year ended December 31, 2024, the actual total return of USCI as measured by changes in its per share NAV was 17.22%. This is based on an initial per share NAV of $56.34 as of December 31, 2023 and an ending per share NAV as of December 31, 2024 of $66.04. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $65.36 as of December 31, 2024, for a total return over the relevant time period of 16.02%. The difference between the actual per share NAV total return of USCI of 17.22% and the expected total return based on the SDCI of 16.02% was a difference over the time period of 1.20%, which is to say that USCI’s actual total return outperformed its benchmark by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI.

By comparison, for the year ended December 31, 2023, the actual total return of USCI as measured by changes in its per share NAV was 0.20%. This is based on an initial per share NAV of $56.23 as of December 31, 2022 and an ending per share NAV as of December 31, 2023 of $56.34. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $57.13 as of December 31, 2023, for a total return over the relevant time period of 1.60%. The difference between the actual per share NAV total return of USCI of 0.20% and the expected total return based on the SDCI of 1.60% was a difference over the time period of (1.40)%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI.

CPER

For the 30-valuation days ended December 31, 2024, the simple average daily change in the SCI was (0.040)%, while the simple average daily change in the per share NAV of CPER over the same time period was (0.042)%. The average daily difference was 0.002% (or 0.2 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (3.204)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of CPER’s shares to the public on November 15, 2011 through December 31, 2024, the simple average daily change in the SCI was 0.013%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.009%. The average daily difference was 0.004% (or 0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average difference in daily tracking by the per share NAV was (2.639)%, meaning that over this time period CPER’s tracking difference was within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in CPER’s NAV and the changes in the SCI. The first chart below shows the daily movement of CPER’s per share NAV versus the daily movement of the SCI for the 30-valuation day period ended December 31, 2024, the last trading day in September. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the SCI for the five years ended December 31, 2024.

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

For the year ended December 31, 2024, the actual total return of CPER as measured by changes in its per share NAV was 4.69%. This is based on an initial per share NAV of $24.10 as of December 31, 2023 and an ending per share NAV as of December 31, 2024 of $25.23. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $25.13 as of December 31, 2024, for a total return over the relevant time period of 4.26%. The difference between the actual per share NAV total return of CPER of 4.69% and the expected total return based on the SCI of 4.26% was a difference over the time period of 0.43%, which is to say that CPER’s actual total return outperformed its benchmark by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

By comparison, for the year ended December 31, 2023, the actual total return of CPER as measured by changes in its per share NAV was 4.46%. This is based on an initial per share NAV of $23.07 as of December 31, 2022 and an ending per share NAV as of December 31, 2023 of $24.10. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $24.40 as of December 31, 2023, for a total return over the relevant time period of 5.79%. The difference between the actual per share NAV total return of CPER of 4.46% and the expected total return based on the SCI of 5.79% was a difference over the time period of (1.33)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

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

Second, each Trust Series incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. At the same time, each Trust Series earns dividend and interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2024. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series’ NAV. When this income exceeds the level of a Trust Series’ expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), such Trust Series realizes a net yield that will tend to cause daily changes in the per share NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates may continue to increase over the near future from historical lows. [It is anticipated that fees and expenses paid by each Trust Series may continue to be higher than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series could possibly outperform its benchmark so long as interest earned is higher than the fees and expenses paid by each Trust Series.

Third, a Trust Series may hold Futures Contracts in a particular commodity other than the one specified as the Applicable Benchmark Component Futures Contract, or may hold Other Related Investments in its portfolio that may fail to closely track the Applicable Index’s total return movements. Taking USCI as an example, assume for a given month one of the Benchmark Component Futures Contracts is the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” for the contract month of November 2020. It is possible that USCI could hold a NYMEX WTI financially settled Futures Contract, trading under the symbol “WS,” for the contract month of November 2020. Alternatively, and using the same example, USCI could hold the ICE WTI financially settled Futures Contract, also for the contract month of November 2020. As a third example, USCI could hold the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” but for a contract month other than November 2020. During the year ended December 31, 2024, no Trust Series held any Other Related Investments.

Fourth, a Trust Series could hold Other-Related Investments. In that case, the error in tracking the Applicable Index could result in daily changes in the per share NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the year ended December 31, 2024, none of the Trust Series held any Other-Related Investments, but did, at times, temporarily hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits, or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

Finally, a Trust Series could hold the same Futures contracts as its benchmark but at a different weight. This is due to the fact that the benchmark can theoretically own a fractional percentage of a Futures contract but a Trust Series must own a full contract. For a Trust Series with smaller asset base, this percentage difference can have a material impact.

Hypothetical Performance of the SDCI

The table and chart below show the hypothetical performance of the SDCI from January 1, 2014 through December 31, 2024. The composition of the SDCI was revised effective December 24, 2020. Beginning with the commodity selection process that commenced on December 24, 2020, SHIM revised the composition of the SDCI to consolidate the six commodity sectors that comprised the index into five sectors. Specifically, prior to December 24, 2020, the SDCI reflected commodities in six commodity sectors: energy (e.g., crude oil, natural gas, heating oil, etc.), precious metals (e.g., gold, silver platinum), industrial metals (e.g., zinc, nickel, aluminum, copper, etc.), grains (e.g., wheat, corn, soybeans, etc.), softs (e.g., sugar, cotton, coffee, cocoa), and livestock (e.g., live cattle, lean hogs, feeder cattle).

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

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results* for the period from Year Ending 2014 through December 31, 2024

Year	Ending Level*	Annual Return
2014	1,475.68	(12.10)%
2015	1,265.58	(14.24)%
2016	1,262.46	(0.25)%
2017	1,364.38	8.07%
2018	1,221.18	(10.50)%
2019	1,219.05	(0.17)%
2020	1,089.40	(10.64)%
2021	1,468.49	34.80%
2022	1,933.23	31.65%
2023	1,964.25	1.60%
2024	2,329.08	18.57%

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”) Year-Over-Year Hypothetical Total Returns (Year Ending 2014 - 12/31/2024)*

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

The following table and chart compare the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes for the period from December 31, 1997 to December 31, 2024.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period
	from December 31, 1997 through December 31, 2024
		S&P GSCI	DB LCI OY	SDCI TR
	BCOM TR	TR	TR	Actual
Total return	54.37%	19.51%	317.96%	935.05%
Average annualized return (total)	3.34%	4.17%	7.82%	10.86%
Annualized volatility	15.78%	22.68%	18.51%	15.17%
Annualized Sharpe ratio	0.08	0.09	0.30	0.56

The table immediately above shows the performance of the SDCI from December 31, 1997 through December 31, 2024 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Bloomberg Commodity Index Total ReturnSM (“BCOM TR”), and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM (“DB LCI OYTR”). The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Bloomberg Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the SDCI’s calculation methodology with historical prices for the futures contracts comprising the SDCI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to December 31, 2024; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes between December 31, 2014 and December 31, 2024, where the SDCI TR includes the initial composition of the index until December 24, 2020 when changes to the index composition became effective.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR (12/31/2014–12/31/2024)

250
200
150
100
50
-
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Five Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR (12/31/2019–12/31/2024)

250
200
150
100
50
-
SDCI TR
SDCI Hypothetical TR
DB LCI OY TR
BCOM TR
S&P GSCI TR
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
Mar-24
Jun-24
Sep-24
Dec-24

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

Hypothetical Performance of the SCI

The table and chart below show the hypothetical performance of the SCI from January 1, 2014 through December 31, 2024.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results* for the SCI for the period from Year Ending 2014 through December 31, 2024

Year	Ending Level*	Annual Return
2014	937.33	(15.88)%
2015	704.39	(24.85)%
2016	815.94	15.84%
2017	1,069.01	31.02%
2018	842.94	(21.15)%
2019	905.32	7.40%
2020	1,124.23	24.18%
2021	1,422.52	26.53%
2022	1,222.97	(14.03)%
2023	1,294.82	5.88%
2024	1,369.05	5.73%

*The “base level” for the SCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SCI on the last trading day of each year and is used to illustrate the cumulative performance of the SCI.

The following table compares the total return of the SCI in comparison with the total return a major index and spot copper prices (less storage cost) from December 31, 1997 through December 31, 2024.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Copper Index (“SCI”) Year-Over-Year Hypothetical Total Returns (1/1/2014– 12/31/2024)

40%
30%
20%
10%
0%
-10%
-20%
-30%
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
Source: Summerhaven Index Management, Bloomberg

Source: SummerHaven Index Management, Bloomberg

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical and Historical Results for the period from December 31, 1997 through December 31, 2024

	Hypothetical and Historical Results for the period
	from December 31, 1997 through December 31, 2024
	BCOM	Spot Copper	SCI TR
	HG TR	(less storage)	Actual
Total return	474.86%	141.98%	774.23%
Average annualized return (total)	11.80%	8.13%	13.84%
Annualized volatility	25.14%	24.25%	24.65%
Annualized Sharpe ratio	0.38	0.25	0.47

Source: SHIM, Bloomberg

The table above shows the performance of the SCI from December 31, 1997 through December 31, 2024 in comparison with a traditional commodity index and spot copper prices: the Bloomberg Copper Subindex Total ReturnSM and spot copper prices less warehouse storage rents. The Bloomberg Copper Subindex Total ReturnSM includes the contract in the Bloomberg Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the SCI’s calculation methodology with historical prices for the futures contracts comprising the SCI. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the SCI. As a result, there are inherent limitations in comparing such performance against the SCI. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Bloomberg Copper Subindex Total Return which may be found on its website. In addition to the actual performance of the SCI, this chart includes as “SCI Hypothetical TR” the hypothetical performance of the SCI had the changes to the composition of the SCI, which became effective on January 1, 2021, been effective during the period from December 31, 1997 through December 31, 2020. USCF is not responsible for any information found on such website, and such information is not part of this annual report on Form 10-K.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to December 31, 2024; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SCI in comparison with the actual return of three major indexes between December 31, 2012 and December 31, 2024, where the SCI includes the original composition of the index until the changes described above and became effective on January 1, 2021, from which point then the revised composition of the index is included.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of

BCOM HG TR, Spot Copper Price, Spot Copper Price less Storage Cost, and the Hypothetical Returns of the SCI TR (12/31/2014– 12/31/2024)

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

Cost, and the Hypothetical Returns of the SCI (12/31/2019- 12/31/2024)

200
175
150
125
100
75
50
25
-
SCI TR
SCI Hypothetical TR
BCOM Copper TR
Spot Copper
Spot Copper - Storage Cost
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
Mar-24
Jun-24
Sep-24
Dec-24

Source: SHIM, Bloomberg, LME

For the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

The comparison of the fiscal years ended December 31, 2023 and 2022 can be found in the Trust’s annual report on Form 10-K for the fiscal year ended December 31, 2023 located within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

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

Each Trust Series currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series’ NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series’ account at the Custodian and in Treasuries at one or more FCMs. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the year ended December 31, 2024, each Trust Series’ income earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets exceeded the expenses.

Each Trust Series’ investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the year ended December 31, 2024, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into OTC transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. FCMs are not allowed to commingle a Trust Series’ assets with their other assets. In addition, the CFTC requires FCMs to hold in a secure account a Trust Series’ assets related to foreign Futures Contracts trading. During the year ended December 31, 2024, CPER made investments on the London Metal Exchange. In the future, a Trust Series may purchase OTC swaps, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this annual report on Form 10-K for a discussion of OTC swaps.

As of December 31, 2024, each of USCI and CPER held cash deposits and investments in Treasuries and money market funds in the amount of $185,888,476 and $152,219,085, respectively, with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should the Trust Series’ custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of December 31, 2024, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the year ended December 31, 2024, FCM fees were approximately 0.07% of average daily total net assets for USCI, and approximately 0.03% of average daily total net assets for CPER. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through June 30, 2011 when such expense waiver was terminated. USCF voluntarily agreed to pay certain expenses typically borne by CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF terminated such expense waiver as of April 30, 2021. As a result, the Annual Fund Operating Expenses increased, which would negatively impact your total return from an investment in CPER. This voluntary expense waiver was in addition to those amounts USCF is contractually obligated to pay as described in Note 5 to the financial statements of the Trust and terminated on April 30, 2021.

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

As of December 31, 2024, USCI’s portfolio consisted of 4,066 Futures Contracts traded on the Futures Exchanges and CPER’s portfolio consisted of 1,396 Contracts traded on the COMEX. For a list of each of USCI’s and CPER’s current holdings, please see www.uscfinvestments.com.

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

During the reporting period of this annual report on Form 10-K, no Trust Series had OTC derivatives activities.

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

Item 8. Financial Statements and Supplementary Data.

United States Commodity Index Funds Trust

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of the Trust’s and each Trust Series’ internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). Based on the assessment, USCF believes that, as of December 31, 2024, the internal control over financial reporting for the Trust and each Trust Series is effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

United States Commodity Index Funds Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition, including the schedules of investments, of United States Commodity Index Funds Trust (the “Trust”), including United States Commodity Index Fund and United States Copper Index Fund, each a Series of the Trust, in total and for each Series, as of December 31, 2024 and 2023, the related statements of operations, changes in capital, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). We also have audited the Trust’s and its Series’ internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust and its Series as of December 31, 2024 and 2023, and the results of their operations, changes in capital, and their cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Trust and its Series maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

The Trust’s and its Series’ financial statements and internal control over financial reporting for the years ended December 31, 2022were audited by other auditors whose report dated February 27, 2023, expressed an unqualified opinion on those financial statements and internal control over financial reporting.

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

COHEN & COMPANY, LTD.

Philadelphia, Pennsylvania

February 28, 2025

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2024 and December 31, 2023

United States Commodity Index Fund

	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents (at cost $177,697,621 and $159,067,804, respectively) (Notes 2 and 6)	$177,697,621	$159,067,804
Equity in trading accounts:
Cash and cash equivalents (at cost $8,190,855 and $13,041,505, respectively)	8,190,855	13,041,505
Unrealized gain (loss) on open commodity futures contracts	5,392,339	(3,305,080)
Dividends receivable	440,048	268,784
Interest receivable	232,104	333,401
Prepaid insurance	5,293	14,764

Total Assets	$191,958,260	$169,421,178

Liabilities and Capital
Management fees payable (Note 4)	$128,904	$121,486
Professional fees payable	301,941	264,875
Brokerage commissions payable	3,955	3,955
Directors’ fees payable	5,450	4,294

Total Liabilities	440,250	394,610

Commitments and Contingencies (Notes 4, 5 & 6)

Capital
Sponsor	—	—
Shareholders	191,518,010	169,026,568
Total Capital	191,518,010	169,026,568

Total Liabilities and Capital	$191,958,260	$169,421,178

Shares outstanding	2,900,000	3,000,000
Net asset value per share	$66.04	$56.34
Market value per share	$65.98	$56.28

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2024 and December 31, 2023

United States Copper Index Fund

	December 31, 2024		December 31, 2023
Assets
Cash and cash equivalents (at cost $135,487,612 and $125,475,483, respectively) (Notes 2 and 6)	$135,487,612	(a)	$125,475,483
Equity in trading accounts:
Cash and cash equivalents (at cost $16,731,473 and $1,625,711, respectively)	16,731,473		1,625,711
Unrealized gain (loss) on open commodity futures contracts	(9,781,512)		3,996,334
Dividends receivable	337,688		148,433
Interest receivable	193,831		332,445
Prepaid professional fees	—		9,610
Prepaid insurance	3,849		4,521

Total Assets	$142,972,941		$131,592,537

Liabilities and Capital
Management fees payable (Note 4)	$85,037		$71,188
Professional fees payable	321,874		160,958
Directors’ fees payable	4,936		7,049

Total Liabilities	411,847		239,195

Commitments and Contingencies (Notes 4, 5 & 6)

Capital
Sponsor	—		—
Shareholders	142,561,094		131,353,342
Total Capital	142,561,094		131,353,342

Total Liabilities and Capital	$142,972,941		$131,592,537

Shares outstanding	5,650,000		5,450,000
Net asset value per share	$25.23		$24.10
Market value per share	$25.16		$24.14

(a) A portion of this amount is designated to meet daily Futures Commission Merchants’ margin requirements.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2024 and December 31, 2023

United States Commodity Index Funds Trust

	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents (at cost $313,185,233 and $284,543,287, respectively) (Notes 2 and 6)	$313,185,233	$284,543,287
Equity in trading accounts:
Cash and cash equivalents (at cost $24,922,328 and $14,667,216, respectively)	24,922,328	14,667,216
Unrealized gain (loss) on open commodity futures contracts	(4,389,173)	691,254
Dividends receivable	777,736	417,217
Interest receivable	425,935	665,846
Prepaid professional fees	—	9,610
Prepaid insurance	9,142	19,285

Total Assets	$334,931,201	$301,013,715

Liabilities and Capital
Management fees payable (Note 4)	$213,941	$192,674
Professional fees payable	623,815	425,833
Brokerage commissions payable	3,955	3,955
Directors’ fees payable	10,386	11,343

Total Liabilities	852,097	633,805

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	—
Shareholders	334,079,104	300,379,910
Total Capital	334,079,104	300,379,910

Total Liabilities and Capital	$334,931,201	$301,013,715

Shares Outstanding	8,550,000	8,450,000

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Schedule of Investments

At December 31, 2024

United States Commodity Index Fund

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL March 2025 contracts, expiring February 2025	$13,568,740	193	$182,510	0.10
NYMEX Natural Gas Futures NG March 2025 contracts, expiring February 2025	14,129,020	463	214,720	0.11
CME Live Cattle Futures LC February 2025 contracts, expiring February 2025	13,422,940	176	65,700	0.03
ICE Cocoa Futures CC March 2025 contracts, expiring March 2025	8,402,520	121	5,724,230	2.99
CBOT Soybean Meal Futures SM March 2025 contracts, expiring March 2025	13,363,700	268	177,000	0.09
ICE Coffee Futures KC March 2025 contracts, expiring March 2025	10,224,844	110	2,964,844	1.55
CME Cattle Feeder Futures FC March 2025 contracts, expiring March 2025	13,431,113	103	112,100	0.06
COMEX Copper Futures HG March 2025 contracts, expiring March 2025	14,110,800	129	(1,125,338)	(0.59)
NYMEX Platinum Futures PL April 2025 contracts, expiring April 2025	13,148,070	277	(537,645)	(0.28)
NYMEX NY Harbour ULSD Futures HO May 2025 contracts, expiring April 2025	13,617,583	147	217,116	0.11
ICE Sugar #11 Futures SB May 2025 contracts, expiring April 2025	15,630,586	667	(2,295,922)	(1.20)
United Kingdom Contracts
ICE Brent Crude Futures CO April 2025 contracts, expiring February 2025	13,502,679	184	157,481	0.08
ICE Low Sulphur Gasoil Futures QS April 2025 contracts, expiring April 2025	13,401,075	199	185,650	0.10
Foreign Contracts
LME Tin Futures LT January 2025 contracts, expiring January 2025*	13,154,641	92	120,039	0.06
LME Zinc Futures LX January 2025 contracts, expiring January 2025*	13,631,096	176	(605,160)	(0.32)
LME Tin Futures LT February 2025 contracts, expiring February 2025*	13,436,330	93	31,465	0.02
LME Aluminum Futures LA April 2025 contracts, expiring April 2025*	13,117,061	200	(354,911)	(0.18)
Open Commodity Futures Contracts - Short**
Foreign Contracts
LME Tin Futures LT January 2025 contracts, expiring January 2025*	(13,246,045)	92	(28,635)	(0.02)
LME Zinc Futures LX January 2025 contracts, expiring January 2025*	(13,199,356)	176	173,420	0.09
LME Aluminum Futures LA April 2025 contracts, expiring April 2025*	(12,775,825)	200	13,675	0.01
Total Open Futures Contracts*	$184,071,572	4,066	$5,392,339	2.81

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 4.43%#	140,500,000	$140,500,000	73.36
Total United States Money Market Funds		$140,500,000	73.36
*	Collateral amounted to $8,190,855 on open commodity futures contracts.
**

All short contracts are offset by long positions in Commodity Futures Contracts and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).

#	Reflects the 7 - day yield at December 31, 2024.

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

United States Commodity Index Funds Trust

Schedule of Investments

At December 31, 2024

United States Copper Index Fund

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG March 2025 contracts, expiring March 2025	$52,735,937	469	$(5,525,224)	(3.88)
COMEX Copper Futures HG May 2025 contracts, expiring May 2025	49,986,375	465	(2,794,688)	(1.96)
COMEX Copper Futures HG July 2025 contracts, expiring July 2025	48,724,200	462	(1,461,600)	(1.02)
Total Open Futures Contracts*	$151,446,512	1,396	$(9,781,512)	(6.86)

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 4.43%#	106,475,000	$106,475,000	74.69
Total United States Money Market Funds		$106,475,000	74.69
*	Collateral amounted to $16,731,473 on open commodity futures contracts.
#	Reflects the 7-day yield at December 31, 2024.

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

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2024, 2023 and 2022

United States Commodity Index Fund

	Year ended	Year ended		Year ended
	December 31, 2024	December 31, 2023		December 31, 2022
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$11,706,617	$2,123,019		$59,921,738
Change in unrealized gain (loss) on open commodity futures contracts	8,697,419	(12,703,810)		4,552,856
Dividend income	3,434,492	5,301,761		4,009,510
Interest income	5,523,266	4,353,406		474,723
ETF transaction fees	4,550	10,850		15,750
Total Income (Loss)	$29,366,344	$(914,774)		$68,974,577

Expenses
Management fees (Note 4)	$1,413,591	$1,567,809		$2,436,671
Professional fees	433,806	369,911		553,920
Brokerage commissions	134,087	160,196		208,672
Directors’ fees and insurance	59,716	81,283		71,043
Other fees	—	—		6,375
Registration fees	—	—		6,617
Total Expenses	$2,041,200	$2,179,199		$3,283,298
Net Income (Loss)	$27,325,144	$(3,093,973)		$65,691,279
Net Income (Loss) per share	$9.70	$0.11	#	$12.80
Net Income (Loss) per weighted average share	$9.49	$(0.89)		$11.75
Weighted average shares outstanding	2,878,005	3,490,411		5,589,726
#

The amount shown for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses for the year because of the timing of sales and repurchases of the Fund’s shares in relation to fluctuating market values for the Fund.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2024, 2023 and 2022

United States Copper Index Fund

	Year ended	Year ended	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$6,972,050	$1,358,100	$(32,719,288)
Change in unrealized gain (loss) on open commodity futures contracts	(13,777,846)	23,481	(3,280,075)
Dividend income	2,557,142	3,535,741	2,337,669
Interest income	6,116,415	3,449,738	222,228
ETF transaction fees	26,950	17,500	17,500
Total Income (Loss)	$1,894,711	$8,384,560	$(33,421,966)

Expenses
Management fees (Note 4)	$1,107,852	$921,146	$1,248,527
Professional fees	618,031	431,530	444,451
Brokerage commissions	38,119	38,792	55,612
Directors’ fees and insurance	46,941	76,810	80,390
Other fees	—	—	6,375
Registration fees	—	—	24,092
Total Expenses	$1,810,943	$1,468,278	$1,859,447
Net Income (Loss)	$83,768	$6,916,282	$(35,281,413)
Net Income (Loss) per share	$1.13	$1.03	$(4.17)
Net Income (Loss) per weighted average share	$0.01	$1.16	$(4.51)
Weighted average shares outstanding	6,416,803	5,955,616	7,829,863

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2024, 2023 and 2022

United States Commodity Index Funds Trust

	Year ended	Year ended	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$18,678,667	$3,481,119	$27,202,450
Change in unrealized gain (loss) on open commodity futures contracts	(5,080,427)	(12,680,329)	1,272,781
Dividend income	5,991,634	8,837,502	6,347,179
Interest income	11,639,681	7,803,144	696,951
ETF transaction fees	31,500	28,350	33,250
Total Income (Loss)	$31,261,055	$7,469,786	$35,552,611

Expenses
Management fees (Note 4)	$2,521,443	$2,488,955	$3,685,198
Professional fees	1,051,837	801,441	998,371
Brokerage commissions	172,206	198,988	264,284
Directors’ fees and insurance	106,657	158,093	151,433
Other fees	—	—	12,750
Registration fees	—	—	30,709
Total Expenses	$3,852,143	$3,647,477	$5,142,745
Net Income (Loss)	$27,408,912	$3,822,309	$30,409,866

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the years ended December 31, 2024, 2023 and 2022

United States Commodity Index Fund

	Shareholders*
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Balances at beginning of year	$169,026,568	$255,837,514	$234,520,505
Addition of 300,000, 450,000 and 2,150,000 shares, respectively	18,825,728	25,739,124	117,728,095
Redemption of (400,000), (2,000,000) and (3,000,000) shares, respectively	(23,659,430)	(109,456,097)	(162,102,365)
Net income (loss)	27,325,144	(3,093,973)	65,691,279

Balances at end of year	$191,518,010	$169,026,568	$255,837,514
*	Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the years ended December 31, 2024, 2023 and 2022

United States Copper Index Fund

	Shareholders*
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Balances at beginning of year	$131,353,342	$169,536,375	$228,783,408
Addition of 4,500,000, 2,800,000 and 4,350,000 shares, respectively	122,909,944	68,182,109	107,138,968
Redemption of (4,300,000), (4,700,000) and (5,400,000) shares, respectively	(111,785,960)	(113,281,424)	(131,104,588)
Net income (loss)	83,768	6,916,282	(35,281,413)

Balances at end of year	$142,561,094	$131,353,342	$169,536,375
*	Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the years ended December 31, 2024, 2023 and 2022

United States Commodity Index Funds Trust

	Shareholders*
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Balances at beginning of year	$300,379,910	$425,373,889	$463,303,913
Addition of 4,800,000, 3,250,000 and 6,500,000 shares	141,735,672	93,921,233	224,867,063
Redemption of (4,700,000), (6,700,000) and (8,400,000) shares	(135,445,390)	(222,737,521)	(293,206,953)
Net income (loss)	27,408,912	3,822,309	30,409,866

Balances at end of year	$334,079,104	$300,379,910	$425,373,889
*	Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the years ended December 31, 2024, 2023 and 2022

United States Commodity Index Fund

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$27,325,144	$(3,093,973)	$65,691,279
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(8,697,419)	12,703,810	(4,552,856)
(Increase) decrease in dividends receivable	(171,264)	565,165	(829,327)
(Increase) decrease in interest receivable	101,297	(269,342)	(64,015)
(Increase) decrease in prepaid insurance	9,471	(2,878)	(4,612)
(Increase) decrease in prepaid registration fees	—	—	6,616
Increase (decrease) in Management fees payable	7,418	(57,216)	20,879
Increase (decrease) in professional fees payable	37,066	(75,253)	146,824
Increase (decrease) in directors’ fees payable	1,156	(1,402)	1,215
Net cash provided by (used in) operating activities	18,612,869	9,768,911	60,416,003

Cash Flows from Financing Activities:
Addition of shares	18,825,728	25,739,124	117,728,095
Redemption of shares	(23,659,430)	(109,456,097)	(162,102,365)
Net cash provided by (used in) financing activities	(4,833,702)	(83,716,973)	(44,374,270)

Net Increase (Decrease) in Cash and Cash Equivalents	13,779,167	(73,948,062)	16,041,733

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	172,109,309	246,057,371	230,015,638
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$185,888,476	$172,109,309	$246,057,371

Components of Cash, Cash Equivalents and Equity in Trading Accounts:
Cash and cash equivalents	$177,697,621	$159,067,804	$233,130,983
Equity in Trading Accounts:
Cash and cash equivalents	8,190,855	13,041,505	12,926,388
Total Cash, Cash Equivalents and Equity in Trading Accounts	$185,888,476	$172,109,309	$246,057,371

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the years ended December 31, 2024, 2023 and 2022

United States Copper Index Fund

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$83,768	$6,916,282	$(35,281,413)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	13,777,846	(23,481)	3,280,075
(Increase) decrease in dividends receivable	(189,255)	401,120	(544,714)
(Increase) decrease in interest receivable	138,614	(297,341)	(35,033)
(Increase) decrease in prepaid professional fees	9,610	(3,498)	(6,112)
(Increase) decrease in prepaid insurance	672	8,524	(5,629)
(Increase) decrease in prepaid registration fees	—	—	24,092
Increase (decrease) in Management fees payable	13,849	(23,596)	(38,525)
Increase (decrease) in professional fees payable	160,916	8,583	(48,932)
Increase (decrease) in directors’ fees payable	(2,113)	—	186
Net cash provided by (used in) operating activities	13,993,907	6,986,593	(32,656,005)

Cash Flows from Financing Activities:
Addition of shares	122,909,944	68,182,109	107,138,968
Redemption of shares	(111,785,960)	(113,281,424)	(131,104,588)
Net cash provided by (used in) financing activities	11,123,984	(45,099,315)	(23,965,620)

Net Increase (Decrease) in Cash and Cash Equivalents	25,117,891	(38,112,722)	(56,621,625)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	127,101,194	165,213,916	221,835,541
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$152,219,085	$127,101,194	$165,213,916

Components of Cash, Cash Equivalents and Equity in Trading Accounts:
Cash and cash equivalents	$135,487,612	$125,475,483	$158,307,387
Equity in Trading Accounts:
Cash and cash equivalents	16,731,473	1,625,711	6,906,529
Total Cash, Cash Equivalents and Equity in Trading Accounts	$152,219,085	$127,101,194	$165,213,916

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the years ended December 31, 2024, 2023 and 2022

United States Commodity Index Funds Trust

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$27,408,912	$3,822,309	$30,409,866
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	5,080,427	12,680,329	(1,272,781)
(Increase) decrease in dividends receivable	(360,519)	966,285	(1,374,041)
(Increase) decrease in interest receivable	239,911	(566,683)	(99,048)
(Increase) decrease in prepaid professional fees	9,610	(3,498)	(6,112)
(Increase) decrease in prepaid insurance	10,143	5,646	(10,241)
(Increase) decrease in prepaid registration fees	—	—	30,708
Increase (decrease) in Management fees payable	21,267	(80,812)	(17,646)
Increase (decrease) in professional fees payable	197,982	(66,670)	97,892
Increase (decrease) in directors’ fees payable	(957)	(1,402)	1,401
Net cash provided by (used in) operating activities	32,606,776	16,755,504	27,759,998

Cash Flows from Financing Activities:
Addition of shares	141,735,672	93,921,233	224,867,063
Redemption of shares	(135,445,390)	(222,737,521)	(293,206,953)
Net cash provided by (used in) financing activities	6,290,282	(128,816,288)	(68,339,890)

Net Increase (Decrease) in Cash and Cash Equivalents	38,897,058	(112,060,784)	(40,579,892)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	299,210,503	411,271,287	451,851,179
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$338,107,561	$299,210,503	$411,271,287

Components of Cash and Cash Equivalents, and Equity in Trading Account:
Cash and cash equivalents	$313,185,233	$284,543,287	$391,438,370
Equity in Trading Accounts:
Cash and cash equivalents	24,922,328	14,667,216	19,832,917
Total Cash, Cash Equivalents and Equity in Trading Accounts	$338,107,561	$299,210,503	$411,271,287

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Notes to Financial Statements

For the years ended December 31, 2024, 2023 and 2022

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

In accordance with U.S. GAAP, each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended December 31, 2024 for any Trust Series.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of December 31, 2024, USCF held 5 shares of USCI and 40 shares of CPER.

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

Recently Issued Accounting Pronouncement

The Trust and its Trust Series, USCI and CPER, adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Each Trust Series operates in its own segment. Each commodity pool Trust Series segment derives its revenues from investments made in accordance with the defined investment strategy of the respective Trust Series, as prescribed in each Trust Series prospectus. The Chief Operating Decision Maker (“CODM”) is the sponsor, USCF. The CODM monitors the operating results of each Trust Series as part of making decisions for allocating resources and evaluating performance.

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

USCI’s shares began trading on August 10, 2010. As of December 31, 2024, USCI held 1,080 Futures Contracts on the NYMEX, held 1,281 Futures Contracts on the ICE Futures, held 268 Futures Contracts on the CBOT, held 279 Futures Contracts on the CME, held 1,029 Futures Contracts on the LME and held 129 Futures Contracts on the COMEX, totaling 4,066 futures contracts.

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

Investors should be aware that CPER’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts or the prices of any particular group of futures contracts. CPER will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in CPER’s shares during the past year relative to a hypothetical direct investment in various commodities and, in the future, it is likely that the relationship between the market price of CPER’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) CPER’s shares began trading on November 15, 2011. As of December 31, 2024, CPER held 1,396 Futures Contracts on the COMEX.

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

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended of December 31, 2024, 2023 and 2022, USCI incurred $0, $0 and $6,617, respectively, in registration fees and offering expenses. For the years ended of December 31, 2024, 2023 and 2022, CPER incurred $0, $0 and $24,092, respectively, in registration fees and offering expenses. On April 30, 2021, 10,000,000 additional shares were registered for USCI and 50,000,000 additional shares were registered for CPER. On January 27, 2023 the SEC declared effective registration statements filed by each of USCI and CPER that registered an unlimited number of shares. As a result, USCI and CPER each have an unlimited number of shares that can be issued in the form of Creation Baskets.

Independent Directors’ and Officers’ Expenses

Each Trust Series is responsible for paying its portion of the directors’ fees and directors’ and officers’ liability insurance for such Trust Series and the Related Public Funds. Each Trust Series shares the fees and expenses on a pro rata basis with each Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2024 were $916,574 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for the year ending December 31, 2024 totaled $59,716 and CPER’s portion of such fees and expenses for the year ending December 31, 2024 totaled $46,941. For the year ending December 31, 2023, these fees and expenses were $1,210,000 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for the year ending December 31, 2023 was $81,283 and CPER’s portion of such fees and expenses for the year ending December 31, 2023 was $76,810. For the year ending December 31, 2022, these fees and expenses were $1,258,000 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for the year ending December 31, 2022 was $71,043 and CPER’s portion of such fees and expenses for the year ending December 31, 2022 was $80,390.

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. For the years ended December 31, 2024, 2023 and 2022, USCI incurred $406,356, $369,911 and $553,920 respectively, in investor tax reporting costs and audit expenses. For the years ended December 31, 2024, 2023 and 2022, CPER incurred $537,281, $431,530 and $423,101 respectively, in investor tax reporting costs and audit expenses. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

USCI

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Total commissions accrued to brokers	$134,087	$160,196	$208,672
Total commissions as annualized percentage of average total net assets	0.08%	0.08%	0.07%

The decrease in total commissions accrued to brokers for the year ended December 31, 2024, compared to the year ended December 31, 2023, was due primarily to a lower number of contracts held and traded.

For the twelve months ended December 31, 2024 and 2023, the monthly average volume of open future contract notional value was $217,244,129 and $259,074,838, respectively.

CPER

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Total commissions accrued to brokers	$38,119	$38,792	$55,612
Total commissions as annualized percentage of average total net assets	0.02%	0.03%	0.03%

The decrease in total commissions accrued to brokers for the year ended December 31, 2024, compared to the year ended December 31, 2023, was due primarily to a lower number of contracts held and traded.

For the twelve months ended December 31, 2024 and 2023, the monthly average volume of open future contract notional value was $167,484,599 and $143,271,265, respectively.

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

All of the futures contracts held by each Trust Series through December 31, 2024 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if each Trust Series were to enter into non-exchange traded contracts (including Exchange for Related Position or EFRP), it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

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

USCF may invest a portion of each Trust Series’ cash in money market funds and Treasuries that seek to maintain a stable per share NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2024 and December 31, 2023, USCI held investments in money market funds in the amounts of $140,500,000, and $55,800,000, respectively. As of December 31, 2024 and December 31, 2023, CPER held investments in money market funds in the amounts of $106,475,000 and $32,950,000, respectively. Each Trust Series also holds cash deposits with its custodian. As of December 31, 2024 and December 31, 2023, USCI held cash deposits and investments in Treasuries in the amounts of $45,388,476 and $116,309,309, respectively, with the custodian and FCMs. As of December 31, 2024 and December 31, 2023, CPER held cash deposits and investments in Treasuries in the amounts of $45,744,085 and $94,151,194, respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or FCMs cease operations.

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

NOTE 7 - FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2024, 2023 and 2022 for the shareholders. This information has been derived from information presented in the financial statements.

USCI

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2022

Per Share Operating Performance:
Net asset value, beginning of year	$56.34	$56.23	$43.43
Total income (loss)	10.41	0.73	13.39
Total expenses	(0.71)	(0.62)	(0.59)
Net increase (decrease) in net asset value	9.70	0.11 #	12.80
Net asset value, end of year	$66.04	$56.34	$56.23

Total Return	17.22%	0.20%	29.47%

Ratios to Average Net Assets
Total income (loss)	16.62%	(0.47)%	22.65%
Management fees	0.80%	0.80%	0.80%
Total expenses excluding management fees	0.36%	0.31%	0.28%
Net income (loss)	15.46%	(1.58)%	21.57%
#

The amount shown for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses for the year because of the timing of sales and repurchases of the Fund’s shares in relation to fluctuating market values for the Fund.

CPER

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2022

Per Share Operating Performance:
Net asset value, beginning of year	$24.10	$23.07	$27.24
Total income (loss)	1.41	1.28	(3.93)
Total expenses	(0.28)	(0.25)	(0.24)
Net increase (decrease) in net asset value	1.13	1.03	(4.17)
Net asset value, end of year	$25.23	$24.10	$23.07

Total Return	4.69%	4.46%	(15.31)%

Ratios to Average Net Assets
Total income (loss)	1.11%	5.92%	(17.40)%
Management fees	0.65%	0.65%	0.65%
Total expenses excluding management fees	0.41%	0.39%	0.32%
Net income (loss)	0.05%	4.88%	(18.37)%

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

NOTE 8 – QUARTERLY FINANCIAL DATA (Unaudited)

USCI

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2024	2024	2024	2024
Total Income (Loss)	$13,580,685	$4,051,763	$664,871	$11,069,025
Total Expenses	478,155	499,638	527,816	535,591
Net Income (Loss)	$13,102,530	$3,552,125	$137,055	$10,533,434
Net Income (Loss) per Share	$4.71	$1.29	$0.04	$3.66

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2023	2023	2023	2023
Total Income (Loss)	$(8,310,360)	$(1,854,670)	$17,560,299	$(8,310,043)
Total Expenses	626,477	497,872	517,215	537,635
Net Income (Loss)	$(8,936,837)	$(2,352,542)	$17,043,084	$(8,847,678)
Net Income (Loss) per Share	$(1.95)	$(0.64)	$5.48	$(2.78)

CPER

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2024	2024	2024	2024
Total Income (Loss)	$5,111,099	$11,283,973	$4,980,873	$(19,481,234)
Total Expenses	337,573	531,776	549,451	392,143
Net Income (Loss)	$4,773,526	$10,752,197	$4,431,422	$(19,873,377)
Net Income (Loss) per Share	$0.96	$2.23	$1.08	$(3.14)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2023	2023	2023	2023
Total Income (Loss)	$14,293,505	$(10,888,325)	$(432,010)	$5,411,390
Total Expenses	395,626	356,803	378,678	337,171
Net Income (Loss)	13,897,879	(11,245,128)	(810,688)	5,074,219
Net Income (Loss) per Share	$1.97	$(1.88)	$(0.05)	$0.99

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

The following table summarizes the valuation of USCI’s securities at December 31, 2024 using the fair value hierarchy:

At December 31, 2024	Total	Level I	Level II	Level III
Short-Term Investments	$140,500,000	$140,500,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	5,699,315	5,699,315	—	—
Foreign Contracts	(306,976)	(306,976)	—	—

The following table summarizes the valuation of USCI’s securities at December 31, 2023 using the fair value hierarchy:

At December 31, 2023	Total	Level I	Level II	Level III
Short-Term Investments	$98,508,636	$98,508,636	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(3,158,862)	(3,158,862)	—	—
Foreign Contracts	(146,218)	(146,218)	—	—

The following table summarizes the valuation of CPER’s securities at December 31, 2024 using the fair value hierarchy:

At December 31, 2024	Total	Level I	Level II	Level III
Short-Term Investments	$106,475,000	$106,475,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(9,781,512)	(9,781,512)	—	—

The following table summarizes the valuation of CPER’s securities at December 31, 2023 using the fair value hierarchy:

At December 31, 2023	Total	Level I	Level II	Level III
Short-Term Investments	$53,758,687	$53,758,687	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	3,996,334	3,996,334	—	—

The Trust and each Trust Series have adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments Held by USCI

	Statements of
	Financial
	Condition	Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Location	December 31, 2024	December 31, 2023
Futures - Commodity Contracts	Unrealized gain (loss) on open commodity futures contracts	$5,392,339	$(3,305,080)

Fair Value of Derivative Instruments Held by CPER

	Statements of
	Financial
	Condition	Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Location	December 31, 2024	December 31, 2023
Futures - Commodity Contracts	Unrealized gain (loss) on open commodity futures contracts	$(9,781,512)	$3,996,334

The Effect of Derivative Instruments on the Statements of Operations of USCI

		For the year ended		For the year ended		For the year ended
		December 31, 2024		December 31, 2023		December 31, 2022
			Change in		Change in		Change in
	Location of	Realized Gain	Unrealized Gain	Realized Gain	Unrealized Gain	Realized Gain	Unrealized Gain
Derivatives	Gain (Loss)	(Loss) on	(Loss) on	(Loss) in	(Loss) on	(Loss) in	(Loss) on
not	on	Derivatives	Derivatives	Derivatives	Derivatives	Derivatives	Derivatives
Accounted for as	Derivatives	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Hedging Instruments	Recognized in Income	Income	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$11,706,617		$2,123,019		$59,921,738

	Change in unrealized gain (loss) on open commodity futures contracts		$8,697,419		$(12,703,810)		$4,552,856

The Effect of Derivative Instruments on the Statements of Operations of CPER

		For the year ended		For the year ended		For the year ended
		December 31, 2024		December 31, 2023		December 31, 2022
			Change in		Change in		Change in
Derivatives	Location of	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
not Accounted	Gain (Loss)	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
for as	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives	in Derivatives	Derivatives
Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$6,972,050		$1,358,100		$(32,719,288)

	Change in unrealized gain (loss) on open commodity futures contracts		$(13,777,846)		$23,481		$(3,280,075)

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

Item 9B. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended December 31, 2024.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF. The Trust has no executive officers. Pursuant to the terms of the Trust Agreement, The Trust’s affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Age	Capacity
John P. Love	53	Management Director, Chairman of the Board of Directors, President and Chief Executive Officer
Stuart P. Crumbaugh	61	Chief Financial Officer, Secretary and Treasurer
Andrew F Ngim	64	Chief Operating Officer and Portfolio Manager
Robert L. Nguyen	65	Management Director
Kathryn D. Rooney	52	Management Director, Chief Marketing Officer
Daphne G. Frydman	50	Director of Compliance
Ray W. Allen	68	Portfolio Manager
Kevin A. Baum	54	Chief Investment Officer
Gordon L. Ellis	78	Independent Director
Malcolm R. Fobes III	60	Independent Director
Peter M. Robinson	68	Independent Director

Ray W. Allen, 68, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of: (1) UGA from February 2008 until March 2010, and then portfolio manager since May 2015, (2) UHN from April 2008 until March 2010, and then portfolio manager from May 2015 to September 2018, (3) UNL from November 2009 until March 2010, and then portfolio manager since May 2015. In addition, he has been the portfolio manager of: (1) DNO from September 2009 to September 2018, (2) USO and USL since March 2010, (3) BNO since June 2010, (4) UNG since May 2015, (5) United States 3x Oil Fund and United States 3x Short Oil Fund from July 2017 to December 2019. Mr. Allen also has served as the portfolio manager of the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, a series of the USCF ETF Trust, from May 2018 to October 2021 and then portfolio manager since January 2022. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and has been registered as an associated person of USCF since July 2015 and from March 2008 to November 2012. Additionally, Mr. Allen has been approved as an NFA swaps associated person of USCF since July 2015. As of February 2017, he also is an associated person and swap associated person of USCF Advisers, LLC (“USCF Advisers”). USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Allen earned a B.A. in Economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Kevin A. Baum, 54, has served as the Chief Investment Officer of USCF since September 1, 2016 and as a Portfolio Manager of USCF from March 2016 to April 2017. He also has served as the Chief Investment Officer of USCF Advisers since June 2021. Prior to joining USCF, Mr. Baum temporarily retired from December 2015 to March 2016. Mr. Baum served as the Vice President and Senior Portfolio Manager for Invesco, an investment manager that manages a family of exchange-traded funds, from October 2014 through December 2015. Mr. Baum was temporarily retired from May 2012 through September 2014. From May 1993 to April 2012, Mr. Baum worked as the Senior Portfolio Manager, Head of Commodities for OppenheimerFunds, Inc., a global asset manager. Mr. Baum has been approved with respect to USCF as an NFA principal and associated person since April 2016, and a swap associated person since November 2020. He also is an associated person of USCF Advisers as of February 2017, and, as of June 2021, a principal and swap associated person of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Baum is a CFA Charterholder, CAIA Charterholder, earned a B.B.A. in Finance from Texas Tech University and holds an NFA Series 3 and FINRA Series 7 registrations.

Stuart P. Crumbaugh, 61, Management Director of USCF since April 2023 and Chief Financial Officer, Secretary and Treasurer of USCF since May 2015. In addition, Mr. Crumbaugh has served as a director of USCF Investments, the parent and sole member of USCF, since December 2016. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015 and, as of January 2017, he is a principal of USCF Advisers, an affiliate of USCF, which is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Since June 2015, Mr. Crumbaugh has been the Treasurer and Secretary of USCF Advisers. He has served as a Management Trustee, Chief Financial Officer and Treasurer of USCF ETF Trust since May 2015. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Also, Mr. Crumbaugh served as the Chief Financial Officer of The Marygold Companies, Inc., formerly Concierge Technologies, Inc. (“Marygold”), the parent of USCF Investments, Inc. (formerly Wainwright Holdings, Inc.) (“USCF Investments”) from December 2017 to January 2024 and as a management director on the board of directors of Marygold from April 2023 to January 2024. He is also the Treasurer and a member of the Board of Directors of Marygold & Co., a subsidiary of Marygold, since November 2019. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant - Michigan (inactive).

Daphne G. Frydman, 50, General Counsel of USCF and USCF Advisers, LLC since May 2018, and Director of Compliance of USCF since April 2022. She is also the Chief Legal Officer of USCF ETF Trust since May 2018 and Secretary of the same since December 2021. Ms. Frydman served as Deputy General Counsel of USCF and USCF Advisers, LLC from May 2016 through May 2018. From September 2001 through April 2016, Ms. Frydman was an attorney in private practice at the law firm Sutherland Asbill & Brennan LLP. Ms. Frydman is listed as a principal of USCF as of June 1, 2022. Ms. Frydman earned her J.D. from the Northwestern University Pritzker School of Law and a B.A. in College of Letters and Spanish from Wesleyan University.

John P. Love, 53, President and Chief Executive Officer of USCF since May 15, 2015, Management Director of USCF since October 2016 and Chairman of the Board of Directors of USCF since October 2019. Mr. Love also is a director of USCF Investments, a position he has held since December 2016. Mr. Love previously served as a Senior Portfolio Manager for the Related Public Funds from March 2010 through May 2015. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006. Mr. Love also served as a portfolio manager of USCF from April 2006 until April 2015. Mr. Love has served on the Board of Managers of USCF Advisers since November 2016 and as its President since June 2015. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also has served as the President and Chief Executive Officer of the USCF ETF Trust since December 2015. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. Mr. Love has been registered as an associated person of USCF since February 2015 and from December 2005 to April 2009. Additionally, Mr. Love has been approved as an NFA swaps associated person since February 2015. Mr. Love is a principal of USCF Advisers LLC as of January 2017. Additionally, effective as of February 2017, he is an associated person and, swap associated person of USCF Advisers. Mr. Love earned a B.A. from the University of Southern California, holds NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Andrew F Ngim, 64, co-founded USCF in 2005 and has served as the Chief Operating Officer of USCF since August 2016. He also served as a Management Director of USCF from May 2005 to April 2023. Mr. Ngim served as the portfolio manager for USCI and CPER since January 2013. Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. In addition, he has been on the Board of Managers and has served as the Assistant Secretary and Assistant Treasurer of USCF Advisers since its inception in June 2013 and Chief Operating Officer of USCF Advisers since March 2021. Prior to and concurrent with his services to USCF and USCF Advisers, from January 1999 to January 2013, Mr. Ngim served as a Managing Director for Ameristock Corporation, a California-based investment adviser, which he co-founded in March 1995, and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013. Mr. Ngim also serves as the portfolio manager for the following series of the USCF ETF Trust: (1) USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, from May 2018 to present, (2) the USCF Sustainable Battery Metals Strategy Fund from January 2023 to present, (3) the USCF Energy Commodity Strategy Absolute Return Fund from May 2023 to present, and (4) the USCF Sustainable Commodity Strategy Fund from August 9, 2023 to present. Mr. Ngim served as a Management Trustee of the USCF ETF Trust from August 2014 to August 2023. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005 and a principal of USCF Advisers LLC since January 2017. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Ngim earned his B.A. from the University of California at Berkeley.

Robert L. Nguyen, 65, Management Director and principal since July 2015. Mr. Nguyen served on the Board of USCF Investments from December 2014 to December 2016. Mr. Nguyen co-founded USCF in 2005 and served as a Management Director until March 2012. Mr. Nguyen was an Investment Manager with Ribera Investment Management, an investment adviser registered under the Investment Advisers Act of 1940, from January 2013 to March 2015. Prior to and concurrent with his services to USCF, from January 2000 to January 2013, Mr. Nguyen served as a Managing Principal for Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, which he co-founded in March 1995. Mr. Nguyen was a principal of USCF listed with the CFTC and NFA from November 2005 through March 2012 and an associated person of USCF listed with the CFTC and NFA from November 2007 through March 2012. Mr. Nguyen has been a principal of USCF listed with the CFTC and NFA since July 2015 and an associated person of USCF listed with the CFTC and NFA since December 2015. As of February 2017, he also is an associated person of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Nguyen earned his B.S. from California State University at Sacramento, and holds NFA Series 3 and FINRA Series 7 registrations.

Kathryn D. Rooney, 52, Management Director of USCF since April 2023 and Chief Marketing Officer of USCF since January 2016. She also served as a member of the Board of Directors of The Marygold Companies, which is the parent of USCF Investments, Inc., from January 2017 to April 2023. USCF Investments, Inc. is the sole member of USCF. Previously, Ms. Rooney was the National Sales Director at USCF from January 2007 to December 2015. Ms. Rooney was the Director of Business Development at the Ameristock Corporation, a California-based registered investment adviser, from September 2003 to January 2007. Prior to joining the Ameristock Corporation, she was Regional Sales Director at Accessor Capital Management, a registered investment adviser that was based in Seattle, Washington, from October 2002 to August 2003, National Sales Director at ALPS Mutual Fund Services, Inc., a boutique investment services company offering outsourced back office operations and distribution services to mutual fund managers, from June 1999 to October 2002, and Trust Officer at Fifth Third Bancorp, an American bank holding company headquartered in Ohio, from June 1994 to May 1999. Additionally, Ms. Rooney has been registered as an associated person of USCF since August 2015 and from December 2005 to April 2009 and is listed as a principal of USCF effective as of April 2023. Additionally, effective as of February 2017, she is an associated person of USCF Advisers, LLC, an affiliate of USCF, which is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Ms. Rooney graduated from Wellesley College with a B.A. in economics and psychology in June 1994.

Gordon L. Ellis, 78, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as Chairman of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc., which is a leading developer and producer of environmentally friendly pet care and industrial products, from May July 1985 until July 2010 when it was sold to Kinderhook Industries, a private investment banking firm and remained as a director until March 2013 when Absorption Corp was sold again to J. Rettenmaier & Söhne Group, a German manufacturing firm. Concurrent with that, he founded and has served as Chairman from November 2010 to present of Lupaka Gold Corp., a firm that acquires, explores and developed mining properties and is currently driving an arbitration suit against the Republic of Peru. He also serves as a director of Goldhaven Resources, a firm that acquires, explores and develops mining properties in Canada and Chile, from August 2020 to present. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is a professional engineer, retired, and earned an M.B.A. in international finance.

Malcolm R. Fobes III, 60, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman, Chief Executive Officer and Chief Investment Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a B.S. in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 67, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an M.B.A. from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: John P. Love, Stuart P. Crumbaugh, Daphne G. Frydman, Nicholas D. Gerber, Melinda D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Kathryn D. Rooney, Scott Schoenberger, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum, and USCF Investments, Inc., formerly Wainwright Holdings, Inc. The individuals who are Principals due to their positions are John P. Love, Stuart P. Crumbaugh, Daphne G. Frydman, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Kathryn D. Rooney, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, and Kevin A. Baum. In addition, USCF Investments is a Principal because it is the sole member of USCF. None of the Principals owns or has any other beneficial interest in any Trust Series. Andrew F Ngim makes trading and investment decisions for each Trust Series. Andrew F Ngim, Darius Coby, Seth Lancaster and Zach Sanchez execute trades on behalf of each Trust Series. In addition, John P. Love, Robert L. Nguyen, Ray W. Allen, Kevin A. Baum, Kathryn Rooney, and Maya Lowry are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members. John P. Love, Kevin A. Baum and Ray W. Allen are also registered with the CFTC as Swaps Associated Persons.

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

Background of SHIM

SHIM is the owner, creator and licensor of commodity indices including the SCI, the SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”). SHIM is a Delaware limited liability company formed on August 11, 2009. It maintains its main business office at Soundview Plaza, 1266 East Main Street, 4th Floor, Stamford, CT 06902. The firm maintains a website at www.summerhavenindex.com. The firm creates innovative commodities indices focused on providing investors with better risk adjusted returns than traditional commodity index benchmarks.

Principals of SummerHaven

Kurt J. Nelson has been employed by SummerHaven since August 2009 as a partner. His duties include investor relations, marketing and product structuring. From September 2007 to July 2009, Mr. Nelson was employed by UBS Investment Bank as a Managing Director where he led the U.S. commodity index for UBS. Mr. Nelson was a supervisory committee member of the UBS Bloomberg CMCI Index and Dow-Jones UBS Commodity Index, and he was responsible for launching the UBS exchange traded note platform (E-TRACS). From March 1998 to January 2007, Mr. Nelson was employed by AIG Financial Products Corp. as a Managing Director. Mr. Nelson created and managed the high-net-worth derivatives business for AIG Financial Products, and he also provided equity derivative and commodity index solutions for U.S. corporations, institutional dealers and principal dealers. Mr. Nelson was not employed from January 2007 to September 2007. Mr. Nelson became listed as a principal of SummerHaven effective October 1, 2009, as an associated person of SummerHaven effective October 12, 2009 and as an associate member of the NFA effective October 12, 2009. Mr. Nelson is 53 years old.

K. Geert Rouwenhorst has been employed by SummerHaven since April 2009 as a partner. His duties include research and investor relations. From July 1990 to present, Dr. Rouwenhorst has been employed by Yale School of Management as a Professor of Finance. Dr. Rouwenhorst became listed as a principal of SummerHaven effective October 8, 2009, as an associated person of SummerHaven effective September 1, 2011 and as an associate member of the NFA effective September 1, 2011. Dr. Rouwenhorst is 62 years old.

Robert Dieter has served as Chief Financial Officer of SummerHaven since May 2017 and also as Chief Operating Officer of SummerHaven since January 2020. He also served as Chief Compliance Officer of SummerHaven from January 2020 to March 2024. At SummerHaven he has responsibility for operations, corporate accounting, tax and financial reporting as well as compliance. Prior to joining SummerHaven in May 2017, Mr. Dieter founded a consulting practice focused on providing chief financial officer and compliance services to small and medium investment advisors where he worked from October 2009 to present. Mr. Dieter co- founded Seacross Global Advisors, a hedge fund firm where he served as the Chief Financial Officer from April 2007 to September 2009. Mr. Dieter received his M.B.A. from Tuck School of Business at Dartmouth College in 1972 and a B.A. from Tufts University in 1969.

Babu V. Sonti, of SummerHaven Investment Management is the Chief Technology Officer since June 2016, Chief Operating Officer since June 2021, and also the Chief Compliance Officer since March 2024. Previously, he was a Special Consultant to the United Nations Joint Staff Pension Fund from September 2015 to May 2016. Prior to that, Mr. Sonti was the Vice President and Chief Technology Officer of Ameritas Investment Partners, a registered investment adviser managing equity, fixed income and index derivatives, from January 2006 to August 2015 where he was responsible for developing, maintaining and researching infrastructure and trading technologies along with trading operations for equity, fixed income and index derivatives. Mr. Sonti was part of the founding team at Summit Investment Partners from June 1988 where he worked until December 2005, when Summit Investment Partners was acquired by Ameritas. Summit Investment Partners was a registered investment adviser that managed Summit Mutual Funds along with separate accounts with equity, fixed income and index derivatives for institutional investors. Mr. Sonti’s application to be a principal of SummerHaven was submitted to the National Futures Association on March 17, 2022 and remains pending. Mr. Sonti received his M.A. in Mathematics from the University of Maine and was the Assistant Professor of Mathematics & Computer Science at the College of Wooster. Mr. Sonti is 67 years old.

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

Insider Trading Policy

USCF has adopted an insider trading policy applicable to USCF’s directors, officers and employees, which is included as an exhibit to this annual report on Form 10-K.

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

Part III

Item 11. Executive Compensation.

Compensation to USCF and Other Compensation

None of the Trust Series directly compensates any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of each Trust Series and other entities controlled by USCF. None of the Trust Series reimburses USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. Each Trust Series pays fees to USCF pursuant to the Trust Agreement. Each of USCI and CPER is contractually obligated to pay USCF a fee, which is paid monthly, equal to 0.95% per annum of average daily total net assets. From May 1, 2014 through December 31, 2024, USCF contractually lowered the management fee to 0.80% per annum of average daily total net assets for USCI and 0.65% per annum of average daily total net assets for CPER.

For 2024, each of USCI and CPER accrued aggregate management fees of $1,413,591 and $1,107,852, respectively.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2024 by the directors of USCF. Each of USCI’s and CPER’s portion of the aggregate fees paid for director’s fees and insurance for the year ended December 31, 2024 was $59,716 and $46,941, respectively.

Change in
Pension
	Fees				Value and
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation		All Other
Name	Cash	Awards	Awards	Compensation	Plan		Compensation	Total
Management Directors
John P. Love	$—	NA	NA	NA	$	NA	$—	$—
Stuart P. Crumbaugh	$—	NA	NA	NA	$	NA	$—	$—
Robert L. Nguyen	$—	NA	NA	NA	$	NA	$—	$—
Kathryn D. Rooney	$—	NA	NA	NA	$	NA	$—	$—
Independent Directors
Peter M. Robinson	$13,831	NA	NA	NA	$	NA	$—	$13,831
Gordon L. Ellis	$13,831	NA	NA	NA	$	NA	$—	$13,831
Malcolm R. Fobes III(1)	$16,597	NA	NA	NA	$	NA	$—	$16,597
(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation from USCF, in recognition of the additional responsibilities he has undertaken in this role.

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

Director Independence

In February 2024, the Board undertook a review of the independence of the directors of USCF and considered whether any director has a material relationship or other arrangement with USCF, the Trust Series or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14. Principal Accountant Fees and Services.

The fees for services billed to USCI by its independent auditors for the last two fiscal years are as follows:

	2024	2023
Audit fees	$112,500	$107,500
Audit-related fees	—	—
Tax fees	17,000	17,000
All other fees	5,000	5,000
	$134,500	$129,500

The fees for services billed to CPER by its independent auditors for the last two fiscal years are as follows:

	2024	2023
Audit fees	$72,500	$67,500
Audit-related fees	—	—
Tax fees	17,000	17,000
All other fees	5,000	5,000
	$94,500	$89,500

Audit fees consist of fees paid to Cohen & Company, Ltd. for (i) the audit of each of the Trust’s and the Trust Series’ annual financial statements included in the annual report on Form 10-K, and review of financial statements included in the quarterly reports on Form 10-Q and certain of the Trust’s and the Trust Series’ current reports on Form 8-K; (ii) the audit of the Trust’s and each Trust Series’ internal control over financial reporting included in the annual report on Form 10-K; and (iii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings of registration statements.

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

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document
3.1(1)	Certificate of Statutory Trust of the Registrant.
3.2(2)	Fourth Amended and Restated Declaration of Trust and Trust Agreement.
3.3(5)	Sixth Amended and Restated Limited Liability Company Agreement of the Sponsor.
4.1(9)	Description of Securities.
10.1(7)	Form of Authorized Participant Agreement.
10.1(8)	Futures and Cleared Derivatives Transactions Customer Agreement with RBC Capital Markets, LLC
10.2(3)	Marketing Agent Agreement.
10.3(4)	Amendment Agreement to Marketing Agent Agreement.
10.3(5)	Amendment 6 to the Marketing Agent Agreement, dated as of October 1, 2022, between United States Commodity Funds LLC, United States Commodity Index Funds Trust, and ALPS Distributors, Inc.
10.4(6)	Form of Custody Agreement with The Bank of New York Mellon.
10.5(6)	Form of Transfer Agency and Service Agreement with The Bank of New York Mellon.
10.6(6)	Form of Fund Administration and Accounting Agreement with Administrative Agency Agreement with The Bank of New York Mellon.
10.7(8)	Amended and Restated Licensing Agreement.
10.8(8)	Amended and Restated Advisory Agreement.
19.1(11)	Insider Trading Policies and Procedures
23.1(11)	Consent of Independent Registered Public Accounting Firm.
31.1(11)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(11)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(11)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(11)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
97.1(10)	Dodd-Frank Compensation Recoupment Policy.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
(1)	Incorporated by reference to the initial Registration Statement on Form S-1 (File No. 333-164024) filed on December 24, 2009.
(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 15, 2017.
(3)	Incorporated by reference to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164024) filed on July 23, 2010.

(4)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-170844) filed on August 31, 2011.
(5)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 11, 2016.
(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on March 30, 2020.
(7)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 2 to Form S-1 (File No. 333-195018) filed on March 31, 2016.
(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on April 24, 2018.
(9)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 13, 2020.
(10)	Incorporated by reference to Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2023, filed on February 29, 2024.
(11)	Filed herewith.

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

Date: February 28, 2025

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: February 28, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities* and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ John P. Love	Chief Executive Officer of United States Commodity Funds, LLC	February 28, 2025
John P. Love	(Principal Executive Officer)

/s/ Stuart P. Crumbaugh	Chief Financial Officer of United States Commodity Funds, LLC	February 28, 2025
Stuart P. Crumbaugh	(Principal Financial Officer)
*	The Registrant is a trust and the persons are signing in their capacities as officers of United States Commodity Funds LLC, the Sponsor of the Registrant.