Form 10-Q
period 2025-03-31
United States Commodity Index Funds Trust
filed 2025-05-09
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2025.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐    Yes    ☒    No

The number of outstanding shares of each series of the registrant as of May 7, 2025 are included in the table below:

Number of Outstanding Shares as of May 7, 2025
United States Commodity Index Fund	3,200,000
United States Copper Index Fund	5,650,000
Total	8,850,000

United States Commodity Index Funds Trust

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At March 31, 2025 (Unaudited) and December 31, 2024

United States Commodity Index Fund

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents (at cost $220,521,859 and $177,697,621, respectively) (Notes 2 and 6)	$220,521,859	$177,697,621
Equity in trading accounts:
Cash and cash equivalents (at cost $12,468,854 and $8,190,855, respectively)	12,468,854	8,190,855
Unrealized gain (loss) on open commodity futures contracts	4,136,605	5,392,339
Dividends receivable	510,393	440,048
Interest receivable	296,141	232,104
Prepaid insurance	40,635	5,293

Total Assets	$237,974,487	$191,958,260

Liabilities and Capital
Management fees payable (Note 4)	$152,389	$128,904
Professional fees payable	205,423	301,941
Brokerage commissions payable	3,955	3,955
Directors’ fees payable	7,519	5,450

Total Liabilities	369,286	440,250

Commitments and Contingencies (Notes 4, 5 & 6)

Capital
Sponsor	—	—
Shareholders	237,605,201	191,518,010
Total Capital	237,605,201	191,518,010

Total Liabilities and Capital	$237,974,487	$191,958,260

Shares outstanding	3,300,000	2,900,000
Net asset value per share	$72.00	$66.04
Market value per share	$72.12	$65.98

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At March 31, 2025 (Unaudited) and December 31, 2024

United States Copper Index Fund

	March 31, 2025		December 31, 2024
Assets
Cash and cash equivalents (at cost $191,853,352 and $135,487,612, respectively) (Notes 2 and 6)	$191,853,352	(a)	$135,487,612
Equity in trading accounts:
Cash and cash equivalents (at cost $— and $16,731,473, respectively)	—		16,731,473
Unrealized gain (loss) on open commodity futures contracts	23,201,725		(9,781,512)
Dividends receivable	386,791		337,688
Interest receivable	281,371		193,831
Prepaid insurance	34,789		3,849
ETF transaction fees receivable	350		—

Total Assets	$215,758,378		$142,972,941

Liabilities and Capital
Payable due to Broker	$13,802,794		$—
Payable for shares redeemed	1,575,056		—
Management fees payable (Note 4)	102,049		85,037
Professional fees payable	234,617		321,874
Directors’ fees payable	6,033		4,936

Total Liabilities	15,720,549		411,847

Commitments and Contingencies (Notes 4, 5 & 6)

Capital
Sponsor	—		—
Shareholders	200,037,829		142,561,094
Total Capital	200,037,829		142,561,094

Total Liabilities and Capital	$215,758,378		$142,972,941

Shares outstanding	6,350,000		5,650,000
Net asset value per share	$31.50		$25.23
Market value per share	$31.60		$25.16

(a)A portion of this amount is designated to meet daily Futures Commission Merchants’ margin requirements.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At March 31, 2025 (Unaudited) and December 31, 2024

United States Commodity Index Funds Trust

	March 31, 2025		December 31, 2024
Assets
Cash and cash equivalents (at cost $412,375,211 and $313,185,233, respectively) (Notes 2 and 6)	$412,375,211	(a)	$313,185,233
Equity in trading accounts:
Cash and cash equivalents (at cost $12,468,854 and $24,922,328, respectively)	12,468,854		24,922,328
Unrealized gain (loss) on open commodity futures contracts	27,338,330		(4,389,173)
Dividends receivable	897,184		777,736
Interest receivable	577,512		425,935
Prepaid insurance	75,424		9,142
ETF transaction fees receivable	350		—

Total Assets	$453,732,865		$334,931,201

Liabilities and Capital
Payable due to Broker	$13,802,794		$—
Payable for shares redeemed	1,575,056		—
Management fees payable (Note 4)	254,438		213,941
Professional fees payable	440,040		623,815
Brokerage commissions payable	3,955		3,955
Directors’ fees payable	13,552		10,386

Total Liabilities	16,089,835		852,097

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—		—
Shareholders	437,643,030		334,079,104
Total Capital	437,643,030		334,079,104

Total Liabilities and Capital	$453,732,865		$334,931,201

Shares Outstanding	9,650,000		8,550,000

(a)A portion of this amount is designated to meet daily Futures Commission Merchants’ margin requirements.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Schedule of Investments (Unaudited)

At March 31, 2025

United States Commodity Index Fund

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners'
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
CME Cattle Feeder Futures FC May 2025 contracts, expiring May 2025	$16,837,663	118	$(52,162)	(0.02)
NYMEX NY Harbour ULSD Futures HO June 2025 contracts, expiring May 2025	16,863,638	180	215,158	0.09
COMEX Gold 100 OZ Futures GC June 2025 contracts, expiring June 2025	16,100,710	55	1,225,940	0.52
CME Live Cattle Futures LC June 2025 contracts, expiring June 2025	16,337,860	207	524,360	0.22
ICE Sugar #11 Futures SB July 2025 contracts, expiring June 2025	16,589,608	787	(150,752)	(0.06)
CBOT Soybean Meal Futures SM July 2025 contracts, expiring July 2025	17,429,382	649	245,484	0.10
ICE Cocoa Futures CC July 2025 contracts, expiring July 2025	16,727,630	210	(162,830)	(0.07)
ICE Coffee Futures KC July 2025 contracts, expiring July 2025	16,449,131	116	(119,231)	(0.05)
COMEX Copper Futures HG July 2025 contracts, expiring July 2025	16,435,825	127	(303,650)	(0.13)
NYMEX RBOB Gasoline Futures RB September 2025 contracts, expiring August 2025	16,929,947	187	236,541	0.10
NYMEX WTI Crude Oil Futures CL November 2025 contracts, expiring October 2025	16,727,420	252	378,340	0.16
United Kingdom Contracts
ICE Brent Crude Futures CO July 2025 contracts, expiring May 2025	16,883,060	232	277,980	0.12
ICE Low Sulphur Gasoil Futures QS June 2025 contracts, expiring June 2025	16,780,725	251	205,700	0.08
Foreign Contracts
LME Aluminum Futures LA April 2025 contracts, expiring April 2025*	29,571,431	452	(1,138,936)	(0.48)
LME Tin Futures LT April 2025 contracts, expiring April 2025*	16,023,710	100	2,383,790	1.01
LME Tin Futures LT May 2025 contracts, expiring May 2025*	17,107,591	95	410,409	0.17
Open Commodity Futures Contracts - Short**
Foreign Contracts
LME Aluminum Futures LA April 2025 contracts, expiring April 2025*	(28,828,672)	452	396,177	0.17
LME Tin Futures LT April 2025 contracts, expiring April 2025*	(17,971,788)	100	(435,713)	(0.19)
Total Open Futures Contracts*	$232,994,871	4,570	$4,136,605	1.74

	Shares/Principal	Market Value	% of Partners'
	Amount		Capital
Cash Equivalents
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 4.29%#	140,500,000	$140,500,000	59.13
Total United States Money Market Funds		$140,500,000	59.13
*	Collateral amounted to $12,468,854 on open commodity futures contracts.
**

All short contracts are offset by long positions in Commodity Futures Contracts and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).

#	Reflects the 7-day yield at March 31, 2025.

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

United States Commodity Index Funds Trust

Schedule of Investments (Unaudited)

At March 31, 2025

United States Copper Index Fund

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners'
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG May 2025 contracts, expiring May 2025	$58,163,138	530	$8,537,362	4.27
COMEX Copper Futures HG July 2025 contracts, expiring July 2025	56,820,737	525	9,867,388	4.93
COMEX Copper Futures HG September 2025 contracts, expiring September 2025	61,750,025	520	4,796,975	2.40
Total Open Futures Contracts*	$176,733,900	1,575	$23,201,725	11.60

	Shares/Principal		% of Partners'
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 4.29%#	106,475,000	$106,475,000	53.23
Total United States Money Market Funds		$106,475,000	53.23

*Collateral amounted to $0 on open commodity futures contracts.

#Reflects the 7-day yield at March 31, 2025

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

United States Commodity Index Funds Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2025 and 2024

United States Commodity Index Fund

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$17,687,182	$6,415,387
Change in unrealized gain (loss) on open commodity futures contracts	(1,255,734)	5,037,444
Dividend income	1,489,760	744,800
Interest income	732,344	1,381,304
ETF transaction fees	3,150	1,750
Total Income (Loss)	$18,656,702	$13,580,685

Expenses
Management fees (Note 4)	$417,789	$322,987
Professional fees	84,918	100,014
Brokerage commissions	42,850	36,102
Directors’ fees and insurance	12,770	19,052
Total Expenses	$558,327	$478,155
Net Income (Loss)	$18,098,375	$13,102,530
Net Income (Loss) per share	$5.96	$4.71
Net Income (Loss) per weighted average share	$5.94	$4.68
Weighted average shares outstanding	3,048,889	2,800,000

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2025 and 2024

United States Copper Index Fund

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$1,630,125	$837,225
Change in unrealized gain (loss) on open commodity futures contracts	32,983,237	2,575,328
Dividend income	1,128,984	450,493
Interest income	630,792	1,241,753
ETF transaction fees	4,900	6,300
Total Income (Loss)	$36,378,038	$5,111,099

Expenses
Management fees (Note 4)	$268,397	$208,802
Professional fees	72,051	110,123
Brokerage commissions	3,875	6,596
Directors’ fees and insurance	9,776	12,052
Total Expenses	$354,099	$337,573
Net Income (Loss)	$36,023,939	$4,773,526
Net Income (Loss) per share	$6.27	$0.96
Net Income (Loss) per weighted average share	$6.17	$0.89
Weighted average shares outstanding	5,840,000	5,375,824

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2025 and 2024

United States Commodity Index Funds Trust

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Income
Realized gain (loss) on closed commodity futures contracts	$19,317,307	$7,252,612
Change in unrealized gain (loss) on open commodity futures contracts	31,727,503	7,612,772
Dividend income	2,618,744	1,195,293
Interest income	1,363,136	2,623,057
ETF transaction fees	8,050	8,050
Total Income (Loss)	$55,034,740	$18,691,784

Expenses
Management fees (Note 4)	$686,186	$531,789
Professional fees	156,969	210,137
Brokerage commissions	46,725	42,698
Directors’ fees and insurance	22,546	31,104
Total Expenses	912,426	815,728
Net Income (Loss)	$54,122,314	$17,876,056

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital (Unaudited)

For the three months ended March 31, 2025 and 2024

United States Commodity Index Fund

	Shareholders*
	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Balances at beginning of period	$191,518,010	$169,026,568
Addition of 450,000 and – shares, respectively	31,454,463	—
Redemption of (50,000) and (250,000) shares, respectively	(3,465,647)	(14,249,511)
Net income (loss)	18,098,375	13,102,530

Balances at end of period	$237,605,201	$167,879,587

*    Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital (Unaudited)

For the three months ended March 31, 2025 and 2024

United States Copper Index Fund

	Shareholders*
	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Balances at beginning of period	$142,561,094	$131,353,342
Addition of 1,000,000 and 1,400,000 shares, respectively	30,137,686	34,673,548
Redemption of (300,000) and (600,000) shares, respectively	(8,684,890)	(14,158,935)
Net income (loss)	36,023,939	4,773,526

Balances at end of period	$200,037,829	$156,641,481

*    Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital (Unaudited)

For the three months ended March 31, 2025 and 2024

United States Commodity Index Funds Trust

	Shareholders
	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Balances at beginning of period	$334,079,104	$300,379,910
Addition of 1,450,000 and 1,400,000 shares, respectively	61,592,149	34,673,548
Redemption of (350,000) and (850,000) shares, respectively	(12,150,537)	(28,408,446)
Net income (loss)	54,122,314	17,876,056

Balances at end of period	$437,643,030	$324,521,068

*    Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2025 and 2024

United States Commodity Index Fund

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Cash Flows from Operating Activities:
Net income (loss)	$18,098,375	$13,102,530
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	1,255,734	(5,037,444)
(Increase) decrease in dividends receivable	(70,345)	8,138
(Increase) decrease in interest receivable	(64,037)	46,122
(Increase) decrease in prepaid insurance	(35,342)	(15,614)
Increase (decrease) in Management fees payable	23,485	(11,122)
Increase (decrease) in professional fees payable	(96,518)	(145,478)
Increase (decrease) in directors’ fees payable	2,069	(40)
Net cash provided by (used in) operating activities	19,113,421	7,947,092

Cash Flows from Financing Activities:
Addition of shares	31,454,463	—
Redemption of shares	(3,465,647)	(14,249,511)
Net cash provided by (used in) financing activities	27,988,816	(14,249,511)

Net Increase (Decrease) in Cash and Cash Equivalents	47,102,237	(6,302,419)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	185,888,476	172,109,309
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$232,990,713	$165,806,890

Components of Cash, Cash Equivalents and Equity in Trading Accounts:
Cash and cash equivalents	$220,521,859	$155,244,993
Equity in Trading Accounts:
Cash and cash equivalents	12,468,854	10,561,897
Total Cash, Cash Equivalents and Equity in Trading Accounts	$232,990,713	$165,806,890

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2025 and 2024

United States Copper Index Fund

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Cash Flows from Operating Activities:
Net income (loss)	$36,023,939	$4,773,526
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(32,983,237)	(2,575,328)
(Increase) decrease in dividends receivable	(49,103)	(16,165)
(Increase) decrease in interest receivable	(87,540)	41,150
(Increase) decrease in prepaid professional fees	—	2,275
(Increase) decrease in prepaid insurance	(30,940)	(17,577)
(Increase) decrease in ETF transaction fees receivable	(350)	—
Increase (decrease) in payable due to Broker	13,802,794	—
Increase (decrease) in Management fees payable	17,012	4,627
Increase (decrease) in professional fees payable	(87,257)	(110,444)
Increase (decrease) in directors’ fees payable	1,097	(60)
Net cash provided by (used in) operating activities	16,606,415	2,102,004

Cash Flows from Financing Activities:
Addition of shares	30,137,686	34,673,548
Redemption of shares	(7,109,834)	(14,158,935)
Net cash provided by (used in) financing activities	23,027,852	20,514,613

Net Increase (Decrease) in Cash and Cash Equivalents	39,634,267	22,616,617

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	152,219,085	127,101,194
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$191,853,352	$149,717,811

Components of Cash, Cash Equivalents and Equity in Trading Accounts:
Cash and cash equivalents	$191,853,352	$148,936,970
Equity in Trading Accounts:
Cash and cash equivalents	—	780,841
Total Cash, Cash Equivalents and Equity in Trading Accounts	$191,853,352	$149,717,811

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2025 and 2024

United States Commodity Index Funds Trust

	Three months ended	Three months ended
	March 31,2025	March 31, 2024
Cash Flows from Operating Activities:
Net income (loss)	$54,122,314	$17,876,056
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(31,727,503)	(7,612,772)
(Increase) decrease in dividends receivable	(119,448)	(8,027)
(Increase) decrease in interest receivable	(151,577)	87,272
(Increase) decrease in prepaid professional fees	—	2,275
(Increase) decrease in prepaid insurance	(66,282)	(33,191)
(Increase) decrease in ETF transaction fees receivable	(350)	—
Increase (decrease) in payable due to Broker	13,802,794	—
Increase (decrease) in Management fees payable	40,497	(6,495)
Increase (decrease) in professional fees payable	(183,775)	(255,922)
Increase (decrease) in directors’ fees payable	3,166	(100)
Net cash provided by (used in) operating activities	35,719,836	10,049,096

Cash Flows from Financing Activities:
Addition of shares	61,592,149	34,673,548
Redemption of shares	(10,575,481)	(28,408,446)
Net cash provided by (used in) financing activities	51,016,668	6,265,102

Net Increase (Decrease) in Cash and Cash Equivalents	86,736,504	16,314,198

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	338,107,561	299,210,503
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$424,844,065	$315,524,701

Components of Cash and Cash Equivalents, and Equity in Trading Account:
Cash and cash equivalents	$412,375,211	$304,181,963
Equity in Trading Accounts:
Cash and cash equivalents	12,468,854	11,342,738
Total Cash, Cash Equivalents and Equity in Trading Accounts	$424,844,065	$315,524,701

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Notes to Financial Statements (Unaudited)

For the period ended March 31, 2025

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosure required under generally accepted accounting principles in the United States of America (“U.S. GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of USCF, necessary for the fair presentation of the financial statements for the interim period.

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

In accordance with U.S. GAAP, each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2025 for any Trust Series.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of March 31, 2025, USCF held 5 shares of USCI and 40 shares of CPER.

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

USCI seeks to achieve its investment objective by investing primarily in the Benchmark Component Futures Contracts. Then, if constrained by regulatory requirements, risk mitigation measures (including those that may be taken by USCI, USCI’s FCMs, counterparties or other market participants), liquidity requirements, or in view of market conditions, and finally, to a lesser extent, in other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Futures Contracts if one or more other Futures Contracts is not available. When USCI has invested to the fullest extent possible in exchange-traded futures contracts, USCI may then invest in other contracts and instruments based on the Benchmark Component Futures Contracts, other Futures Contracts or the commodities included in the SDCI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Futures Contracts and other contracts and instruments based on the Benchmark Component Futures Contracts are collectively referred to as “Other Commodity-Related Investments,” and together with Benchmark Component Futures Contracts and other Futures Contracts, “Commodity Interests.”

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

USCI’s shares began trading on August 10, 2010. As of March 31, 2025, USCI held 619 Futures Contracts on the NYMEX, 1,596 Futures Contracts on the ICE Futures, 649 Futures Contracts on the CBOT, 325 Futures Contracts on the CME, 1,199 Futures Contracts on the LME and 182 Futures Contracts on the COMEX, totaling 4,570 futures contracts.

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

Investors should be aware that CPER’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts or the prices of any particular group of futures contracts. CPER will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in CPER’s shares during the past year relative to a hypothetical direct investment in various commodities and, in the future, it is likely that the relationship between the market price of CPER’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) CPER’s shares began trading on November 15, 2011. As of March 31, 2025, CPER held 1,575 Futures Contracts on the COMEX.

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

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended of March 31, 2025 and 2024, USCI incurred $0 and $0 respectively, in registration fees and offering expenses. For the three months ended of March 31, 2025 and 2024, CPER incurred $0 and $0 respectively, in registration fees and offering expenses. On April 30, 2021, 10,000,000 additional shares were registered for USCI and 50,000,000 additional shares were registered for CPER. On January 27, 2023 the SEC declared effective registration statements filed by each of USCI and CPER that registered an unlimited number of shares. As a result, USCI and CPER each have an unlimited number of shares that can be issued in the form of Creation Baskets.

Independent Directors’ and Officers’ Expenses

Each Trust Series is responsible for paying its portion of the directors’ fees and directors’ and officers’ liability insurance for such Trust Series and the Related Public Funds. Each Trust Series shares the fees and expenses on a pro rata basis with each Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2025 are estimated to be a total of $883,000 for the Trust Series and the other Related Public Funds. USCI’s portion of such fees and expenses for the year ending December 31, 2025 are estimated to be $62,000 and CPER’s portion of such fees and expenses for the year ending December 31, 2025 are estimated to be $53,000.

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs are estimated to be $350,000 for the year ending December 31, 2025 for USCI and $375,000 for the year ending December 31, 2025 for CPER. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

USCI

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Total commissions accrued to brokers	$42,850	$36,102
Total commissions as annualized percentage of average total net assets	0.08%	0.09%

The increase in total commissions accrued to brokers for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was due primarily to a higher number of contracts held and traded.

For the three months ended March 31, 2025 and 2024, the monthly average volume of open future contract notional value was $273,448,252 and $208,215,620, respectively.

CPER

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Total commissions accrued to brokers	$3,875	$6,596
Total commissions as annualized percentage of average total net assets	0.01%	0.02%

The decrease in total commissions accrued to brokers for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was due primarily to a lower number of contracts held and traded.

For the three months ended March 31, 2025 and 2024, the monthly average volume of open future contract notional value was $159,829,737 and $132,065,072, respectively.

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

All of the futures contracts held by each Trust Series through March 31, 2025 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if each Trust Series were to enter into non-exchange traded contracts (including Exchange for Related Position or EFRP), it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

Market volatility is attributable to things like the COVID-19 pandemic and related supply chain disruptions, war (such as the Russia-Ukraine war), continuing disputes among commodity-producing countries, the introduction of or changes in tariffs or trade barriers, and trade wars between nations. Events such as these, and others, could cause volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by a Trust Series and the impact of which could limit a Trust Series’ ability to have a substantial portion of its assets invested in the Applicable Benchmark Component Futures Contracts. In such a circumstance, a Trust Series could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contracts and/or Other Related Investments, such as OTC swaps.

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

USCF may invest a portion of each Trust Series’ cash in money market funds and Treasuries that seek to maintain a stable per share NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2025 and December 31, 2024, USCI held investments in money market funds in the amounts of $140,500,000 and $140,500,000, respectively. As of March 31, 2025 and December 31, 2024, CPER held investments in money market funds in the amounts of $106,475,000 and $106,475,000, respectively. Each Trust Series also holds cash deposits with its custodian and FCMs. As of March 31, 2025 and December 31, 2024, USCI held cash deposits and short-term investments in the amounts of $92,490,713 and $45,388,476, respectively, with the custodian and FCMs. As of March 31, 2025 and December 31, 2024, CPER held cash deposits and short-term investments in the amounts of $85,378,352 and $45,744,085, respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or FCMs cease operations.

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

NOTE 7 – FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2025 and 2024 for the shareholders. This information has been derived from information presented in the financial statements.

USCI

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$66.04	$56.34
Total income (loss)	6.14	4.88
Total expenses	(0.18)	(0.17)
Net increase (decrease) in net asset value	5.96	4.71
Net asset value, end of period	$72.00	$61.05

Total Return	9.02%	8.36%

Ratios to Average Net Assets
Total income (loss)	8.81%	8.36%
Management fees#	0.80%	0.80%
Total expenses excluding management fees#	0.27%	0.38%
Net income (loss)	8.55%	8.07%
#	Annualized.

CPER

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$25.23	$24.10
Total income (loss)	6.33	1.02
Total expenses	(0.06)	(0.06)
Net increase (decrease) in net asset value	6.27	0.96
Net asset value, end of period	$31.50	$25.06

Total Return	24.85%	3.98%

Ratios to Average Net Assets
Total income (loss)	21.72%	3.95%
Management fees#	0.65%	0.65%
Total expenses excluding management fees#	0.21%	0.40%
Net income (loss)	21.51%	3.69%
#	Annualized.

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

The following table summarizes the valuation of USCI’s securities at March 31, 2025 using the fair value hierarchy:

At March 31, 2025	Total	Level I	Level II	Level III
Short-Term Investments	$140,500,000	$140,500,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	2,037,197	2,037,197	—	—
Foreign Contracts	2,099,408	2,099,408	—	—

The following table summarizes the valuation of USCI’s securities at December 31, 2024 using the fair value hierarchy:

At December 31, 2024	Total	Level I	Level II	Level III
Short-Term Investments	$140,500,000	$140,500,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	5,699,315	5,699,315	—	—
Foreign Contracts	(306,976)	(306,976)	—	—

The following table summarizes the valuation of CPER’s securities at March 31, 2025 using the fair value hierarchy:

At March 31, 2025	Total	Level I	Level II	Level III
Short-Term Investments	$106,475,000	$106,475,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	23,201,725	23,201,725	—	—

The following table summarizes the valuation of CPER’s securities at December 31, 2024 using the fair value hierarchy:

At December 31, 2024	Total	Level I	Level II	Level III
Short-Term Investments	$106,475,000	$106,475,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(9,781,512)	(9,781,512)	—	—

The Trust and each Trust Series have adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments Held by USCI

	Statements of
	Financial
	Condition	Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Location	March 31, 2025	December 31, 2024
Futures - Commodity Contracts	Unrealized gain (loss) on open commodity futures contracts	$4,136,605	$5,392,339

Fair Value of Derivative Instruments Held by CPER

	Statements of
	Financial
	Condition	Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Location	March 31, 2025	December 31, 2024
Futures - Commodity Contracts	Unrealized gain (loss) on open commodity futures contracts	$23,201,725	$(9,781,512)

The Effect of Derivative Instruments on the Statements of Operations of USCI

		For the three months ended		For the three months ended
		March 31, 2025		March 31, 2024
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized Gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$17,687,182		$6,415,387

	Change in unrealized gain (loss) on open commodity futures contracts		$(1,255,734)		$5,037,444

The Effect of Derivative Instruments on the Statements of Operations of CPER

		For the three months ended		For the three months ended
		March 31, 2025		March 31, 2024
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized Gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$1,630,125		$837,225

	Change in unrealized gain (loss) on open commodity futures contracts		$32,983,237		$2,575,328

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

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” which generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this quarterly report on Form 10-Q that address activities, events or developments that will or may occur in the future, including such matters as changes in inflation in the United States, movements in the stock market, movements in U.S. and foreign currencies, and market volatility in the commodities markets and futures markets and indexes that track such movements, the Russia-Ukraine war and conflicts in the Middle East, a Trust Series’ operations, USCF’s plans and references to a Trust Series’ future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses USCF has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to USCF’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this quarterly report on Form 10-Q, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this quarterly report on Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results or developments USCF anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, a Trust Series’ operations or the value of its shares.

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

Investors should be aware that USCI’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts or the prices of any particular group of futures contracts. USCI will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in USCI’s shares during the past year relative to a hypothetical direct investment in the various commodities and, in the future, it is likely that the relationship between the market price of USCI’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) As of March 31, 2025, USCI held 619 Futures Contracts on the NYMEX, held 1,596 Futures Contracts on the ICE Futures, held 649 Futures Contracts on the CBOT, held 325 Futures Contracts on the CME, held 1,199 Futures Contracts on the LME and held 182 Futures Contracts on the COMEX, totaling 4,570 futures contracts.

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

CPER seeks to achieve its investment objective by investing primarily in Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements, risk mitigation measures (including those that may be taken by CPER, CPER’s futures commission merchants (“FCMs”), counterparties or other market participants), liquidity requirements, or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts based on the same copper as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or other items based on copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts and other contracts and instruments based on the Benchmark Component Copper Futures Contracts are collectively referred to as “Other Copper-Related Investments,” and together with Benchmark Component Copper Futures Contracts and other Eligible Copper Futures Contracts, “Copper Interests.”

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

Investors should be aware that CPER’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts or the prices of any particular group of futures contracts. CPER will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in CPER’s shares during the past year relative to a hypothetical direct investment in various commodities and, in the future, it is likely that the relationship between the market price of CPER’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) CPER’s shares began trading on November 15, 2011. As of March 31, 2025, CPER held 1,575 Futures Contracts on the COMEX.

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

As of March 31, 2025, USCI held 619 Futures Contracts on the NYMEX, held 1,596 Futures Contracts on the ICE Futures, held 649 Futures Contracts on the CBOT, held 325 Futures Contracts on the CME, held 1,199 Futures Contracts on the LME and held 182 Futures Contracts on the COMEX, totaling 4,570 futures contracts. As of March 31, 2025, CPER held 1,575 Futures Contracts on the COMEX. For the three months ended March 31, 2025, no Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, LME or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the three months ended March 31, 2025, [8.9]no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, LME or ICE Futures.

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

Natural disasters, public health disruptions (such as the COVID-19 pandemic), and international armed conflicts could impact the price of commodities and/or the value, pricing and liquidity of a Trust Series’ investments or assets which, in turn, could cause the loss of your investment in a Trust Series.

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

Geopolitical conflict, including war and armed conflicts (such as the Russia-Ukraine war, conflicts in the Middle East, and the expansion of such conflicts in surrounding areas), sanctions, the introduction of or changes in tariffs or trade barriers, global or local recessions, and acts of terrorism, can also, directly or indirectly, negatively impact, and/or cause volatility in, the price of commodities and the value, pricing, and liquidity of the investments or other assets held by a Trust Series.

A negative impact on, or volatility in, the price of commodities or the value, pricing and liquidity of a Trust Series’ investments or other assets resulting from the occurrence of any of the aforementioned events, or similar events, could cause you to lose all, or substantially all, of your investment in a Trust Series.

A Trust Series may be subject to interest rate risk, which may prevent the Trust Series from investing fully at prevailing rates until any current investments in Treasuries mature in order to avoid selling those investments at a loss.

Interest rate risk is the risk that fixed income securities and other investments in a Trust Series’ portfolio will fluctuate in value because of a change in interest rates. Interest rate changes can be sudden and unpredictable, and a Trust Series may lose money because of movements in interest rates. When interest rates rise, the value of fixed income securities typically falls. In a rising interest rate environment, a Trust Series may not be able to fully invest at prevailing rates until any current investments in Treasuries mature in order to avoid selling those investments at a loss. Interest rate risk is generally lower for shorter term investments and higher for longer term investments. In addition, in rising interest rate environments, it is possible that the Treasuries held by a Trust Series will decline in value. When interest rates fall, a Trust Series may be required to reinvest the proceeds from the sale, redemption or early prepayment of a Treasury Bill or money market security at a lower interest rate.

As inflation increases, the present value of a Trust Series’ assets may decline.

Inflation is a general increase in the overall price level of goods and services in the economy. The United States Federal Reserve has a stated goal of maintaining a two percent increase in inflation over the long run, as measured by the annual change in the price index for personal consumption expenditures.

Following the COVID-19 pandemic, the United States experienced inflation above the Federal Reserve’s stated two percent goal. Other world economies similarly experienced elevated inflation rates. The Federal Reserve increased interest rates and successfully reduced inflation so that it is close to the stated two percent goal. As a result, in 2024, the Federal Reserve began reducing interest rates. However, the rate of inflation in the United States is still above the stated two percent goal. Inflation has the effect of eroding the value of cash or bonds. In a high inflation environment, the value of a Trust Series’ cash and Treasury investments may decline.

A Trust Series may potentially lose money by investing in government money market funds.

The Trust Series invest in government money market funds. Although such government money market funds seek to preserve the value of an investment at $1.00 per share, there is no guarantee that they will be able to do so and a Trust Series may lose money by investing in a government money market fund. An investment in a government money market fund is not insured or guaranteed by the Federal Deposit Insurance Corporation (the “FDIC”) or any other government agency. The share price of a government money market fund can fall below the $1.00 share price. A Trust Series cannot rely on or expect a government money market fund’s adviser or its affiliates to enter into support agreements or take other actions to maintain the government money market fund’s $1.00 share price. The credit quality of a government money market fund’s holdings can change rapidly in certain markets, and the default of a single holding could have an adverse impact on the government money market fund’s share price. Due to fluctuations in interest rates, the market value of securities held by a government money market fund may vary. A government money market fund’s share price can also be negatively affected during periods of high redemption pressures and/or illiquid markets.

Commodity Markets

Commodity Futures Price Movements

Three Months Ended March 31, 2025

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited a strong upward trend during the three months ended March 31, 2025. The table below compares the total returns of the SDCI to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”)(1)	9.40%
S&P GSCI Commodity Index (GSCI®) Total Return(2)	4.89%
Bloomberg Commodity Index Total Return(2)	8.88%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	5.67%

(1)The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.

(2)Source: Bloomberg

The value of the SDCI as of December 31, 2024 was $2,329.08. As of March 31, 2025, the value of the SDCI was $2,548.01, up approximately 9.40% over the three months ended March 31, 2025.

Of the 27 components of SummerHaven Dynamic Commodity Index (SDCI), nineteen had positive returns for the quarter ended March 31, 2025. The best performing commodity sector was Precious Metals (up approximately 18.3%) followed by Softs (up approximately 11.5%). Commodities have broadly rallied in the five years since the onset of the Covid-19 pandemic in 2020. Commodities made notable gains as inflation rose from 1.4% in 2020 to 9.1% in 2022. (Inflation is a headwind for stocks and bonds and a tailwind for real assets such as commodities. Historically, commodities have been a hedge against inflation and positive inflation shocks.) When inflation began declining in mid-2022, commodities also declined. However, SDCI’s dynamic strategy led to significant outperformance versus the major commodity indexes shown above since the 2022 peak.

In April of 2025, the Trump administration announced large and widespread tariffs on trading partners. While the administration later paused tariff implementation and announced changing tariff levels on a country-by-country basis, the overall impact of the administration’s actions has materially increased the risk of a global economic slowdown or recession, which could reduce demand for some commodities.  In economic downturns, energy and precious metals can decline, while precious metals rise, though this dynamic is not always the case.  While tariffs are inflationary, higher prices can reduce demand for goods, including commodities, even in the absence of an economic contraction.  Tariffs have other effects, such as impacts on currencies, supply chains, consumer and industry preferences, and other factors.  As a result, it is difficult to forecast the overall short-term and long-term impact of tariffs on commodity prices, especially in the absence of definitive policy.  Finally, tariffs are only one factor affecting commodity prices, and each commodity will continue to be driven by idiosyncratic factors that affect their supply and demand.  As a result, commodities often provide diversification from stocks and bonds, especially during times of uncertainty.  Relative to the last eight recessions, commodities outperformed equities five times as measured from the peak to trough of each asset class.  Relative to two of these recessions, both in the 1970’s, commodities returned 26% and 254% while equities were down -33% and -45% respectively. In the next six recessions, when commodities and equties both declined, commodities outperformed equities on average and often peaked at the same time or several months after equities.  The 2020 recession is the only instance where commodities peaked before equities.  While it is impossible to predict how the current tariff turmoil will impact commodities relative to equities, and past results do not predict the future, the evidence shows that commodities have, on average, provided diversification at critical times.

The return of approximately 9.40% on the SDCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per share NAV began the period at $66.04 and ended the period at $72.00 on March 31, 2025, an increase of approximately 9.02% over the period. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect USCI’s per share NAV.

Market volatility is attributable to things like the COVID-19 pandemic and related supply chain disruptions, war (such as the Russia-Ukraine war), continuing disputes among commodity-producing countries, the introduction of or changes in tariffs or trade varriers, and trade wars between nations. Events such as these, and others, could cause volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by a Trust Series and have a negative impact on such Trust Series or its ability to have all of its assets invested in the Applicable Benchmark Component Futures Contracts. In such a circumstance, a Trust Series could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contracts and/or Other Related Investments, such as OTC swaps.

Copper Markets

Copper Futures Price Movements

Three Months Ended March 31, 2025

As measured by the two major copper indexes, copper futures prices exhibited an upward trend during the three months ended March 31, 2025. The table below compares the total returns of the SCI to the Bloomberg Copper Subindex Total Return over this time period.

SummerHaven Copper Index Total ReturnSM(“SCI”)(1)	25.23%
Bloomberg Copper Subindex Total Return(2)	25.13%

(1)The inception date for the SummerHaven Copper Index Total ReturnSM is November 2010.

(2)Source: Bloomberg

The return of approximately 25.23% on the SCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per share NAV began the period at $25.23 and ended the period at $31.50 on March 31, 2025, an increase of approximately 24.85% over the period. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect CPER’s per share NAV.

During the quarter ended March 31, 2025, the price of the front month copper futures contract traded in a range between $402.60 per pound and $524.3 per pound. Prices increased by 25.02% between December 31, 2024 to March 31, 2025 finishing the period at $503.40. Copper futures markets reached an all-time high on March 26, 2025 due to growing undersupply of copper globally, forecasts for forthcoming copper shortages, and price increases due to the anticipation that the Trump administration might announce tariffs on copper imports in coming months. Over the longer term, with tight markets, increased demand from China and from new technologies, and a growing drumbeat of forecasts for a supply crunch, copper demand is likely to remain robust and supply is also likely to remain constrained and slow to respond to demand increases. However, prices may come under pressure during periods of contraction and/or economic uncertainty.

In April of 2025, the Trump administration announced large and widespread tariffs on trading partners. While no tariffs on copper itself were announced, and the administration later paused tariff implementation and announced changing tariff levels on a country-by-country basis, the overall impact of the administration’s actions has materially increased the risk of a global economic slowdown or recession, which would reduce demand for copper. Copper prices plumented in the wake of the tariff anouncements and, as-of the end of April 2025, remained below the highs reached in March. Additionally, the administration has been studying potential tariffs on copper imports and such tariffs are widely expected to be implemented in the second quarter of 2025. While tariffs increase import costs, any attendant decline in economic growth could lead to a net negative impact on copper prices.

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

As of March 31, 2025, USCI had 3,300,000 shares outstanding. USCI has an unlimited number of shares registered and available for issuance. More shares may have been issued by USCI than are outstanding due to the redemption of shares.

As of March 31, 2025, CPER had 6,350,000 shares outstanding. CPER has an unlimited number of shares registered and available for issuance. More shares may have been issued by CPER than are outstanding due to the redemption of shares.

USCF and the Trustee entered into the Fourth Amended and Restated Declaration of Trust and Trust Agreement effective as of December 15, 2017.

As of March 31, 2025, USCI and CPER had the following Authorized Participants: ABN AMRO Clearing USA LLC, BNP Paribas Securities Corp., Citadel Securities LLC, Goldman Sachs & Company, Jane Street Capital LLC, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC and Virtu Americas LLC.

For the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

USCI

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Average daily total net assets	$211,795,651	$162,417,496
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$2,222,104	$2,126,104
Annualized yield based on average daily total net assets	4.25%	5.26%
Management fee	$417,789	$322,987
Total fees and other expenses excluding management fees	$140,538	$155,168
Total commissions accrued to brokers	$42,850	$36,102
Total commissions as annualized percentage of average total net assets	0.08%	0.09%

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

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were lower during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was lower during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The decrease in total fees and other expenses excluding management fees for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was due primarily to a decrease in reporting fees and prepaid insurance.

The increase in total commissions accrued to brokers for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was due primarily to a higher number of Commodity Futures Contracts being held and traded.

For the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

CPER

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Average daily total net assets	$167,461,327	$129,293,121
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,759,776	$1,692,246
Annualized yield based on average daily total net assets	4.26%	5.26%
Management fee	$268,397	$208,802
Total fees and other expenses excluding management fees	$85,702	$128,771
Total commissions accrued to brokers	$3,875	$6,596
Total commissions as annualized percentage of average total net assets	0.01%	0.02%

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

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were lower during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was lower during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The decrease in total fees and other expenses excluding management fees for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was due primarily to a reporting fees.

The decrease in total commissions accrued to brokers for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was due primarily to a lower number of Commodity Futures Contracts being held and traded.

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

USCI

For the 30-valuation days ended March 31, 2025, the simple average daily change in the SDCI was 0.062%, while the simple average daily change in the per share NAV of USCI over the same time period was 0.057%. The average daily difference was (0.005)% (or (0.5) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (1.618)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USCI’s shares to the public on August 10, 2010 through March 31, 2025, the simple average daily change in the SDCI was 0.019%, while the simple average daily change in the per share NAV of USCI over the same time period was 0.014%. The average daily difference was (0.005)% (or (0.5) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average difference in daily tracking by the per share NAV was (6.157)%, meaning that over this time period USCI’s tracking difference was within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in SDCI’s NAV and the changes in the SDCI. The first chart below shows the daily movement of USCI’s per share NAV versus the daily movement of the SDCI for the 30-valuation day period ended March 31, 2025. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the SDCI for the five years ended March 31, 2025.

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

For the three months ended March 31, 2025, the actual total return of USCI as measured by changes in its per share NAV was 9.02%. This is based on an initial per share NAV of $66.04 as of December 31, 2024 and an ending per share NAV as of March 31, 2025 of $72.00. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $72.25 as of March 31, 2025, for a total return over the relevant time period of 9.40%. The difference between the actual per share NAV total return of USCI of 9.02% and the expected total return based on the SDCI of 9.40% was a difference over the time period of 0.38%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI.

By comparison, for the three months ended March 31, 2024, the actual total return of USCI as measured by changes in its per share NAV was 8.36%. This is based on an initial per share NAV of $56.34 as of December 31, 2023 and an ending per share NAV as of March 31, 2024 of $61.05. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $61.22 as of March 31, 2024, for a total return over the relevant time period of 8.66%. The difference between the actual per share NAV total return of USCI of 8.36% and the expected total return based on the SDCI of 8.66% was a difference over the time period of (0.30)%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI.

CPER

For the 30-valuation days ended March 31, 2025, the simple average daily change in the SCI was 0.249%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.246%. The average daily difference was 0.003% (or 0.3 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was 0.762%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of CPER’s shares to the public on November 15, 2011 through March 31, 2025, the simple average daily change in the SCI was 0.020%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.016%. The average daily difference was 0.004% (or (0.4) basis points, where 1 basis point equals 1/100 of 1)%. As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (2.563)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in CPER’s NAV and the changes in the SCI. The first chart below shows the daily movement of CPER’s per share NAV versus the daily movement of the SCI for the 30-valuation day period ended March 31, 2025. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the SCI for the five years ended March 31, 2025.

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

For the three months ended March 31, 2025, the actual total return of CPER as measured by changes in its per share NAV was 24.85%. This is based on an initial per share NAV of $25.23 as of December 31, 2024 and an ending per share NAV as of March 31, 2025 of $31.50. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $31.59 as of March 31, 2025, for a total return over the relevant time period of 25.23%. The difference between the actual per share NAV total return of CPER of 24.85% and the expected total return based on the SCI of 25.23% was a difference over the time period of (0.38%), which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

By comparison, for the three months ended March 31, 2024, the actual total return of CPER as measured by changes in its per share NAV was 3.98%. This is based on an initial per share NAV of $24.10 as of December 31, 2023 and an ending per share NAV as of March 31, 2024 of $25.06. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $25.13 as of March 31, 2024, for a total return over the relevant time period of 4.27%. The difference between the actual per share NAV total return of CPER of 3.98% and the expected total return based on the SCI of 4.27% was a difference over the time period of (0.29)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

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

Second, each Trust Series incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower or higher than daily changes in the price of the Applicable Index. At the same time, each Trust Series earns dividend and interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2025. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series’ NAV. When this income exceeds the level of a Trust Series’ expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), such Trust Series realizes a net yield that will tend to cause daily changes in the per share NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates may continue to increase over the near future from historical lows. It is anticipated that fees and expenses paid by each Trust Series may continue to be lower than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series could possibly outperform its benchmark so long as interest earned is higher than the fees and expenses paid by each Trust Series.

Third, a Trust Series may hold Futures Contracts in a particular commodity other than the one specified as the Applicable Benchmark Component Futures Contract, or may hold Other Related Investments in its portfolio that may fail to closely track the Applicable Index’s total return movements. Taking USCI as an example, assume for a given month one of the Benchmark Component Futures Contracts is the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” for the contract month of November 2020. It is possible that USCI could hold a NYMEX WTI financially settled Futures Contract, trading under the symbol “WS,” for the contract month of November 2020. Alternatively, and using the same example, USCI could hold the ICE WTI financially settled Futures Contract, also for the contract month of November 2020. As a third example, USCI could hold the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” but for a contract month other than November 2020. During the three months ended March 31, 2025, no Trust Series held any Other Related Investments.

Fourth, a Trust Series could hold Other-Related Investments. In that case, the error in tracking the Applicable Index could result in daily changes in the per share NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the three months ended March 31, 2025, none of the Trust Series held any Other-Related Investments, but did, at times, temporarily hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits, or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The following graph shows the sector weights of the commodities selected for inclusion in the SDCI as of March 31, 2025.

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

Hypothetical Performance of the SDCI

The table and chart below show the hypothetical performance of the SDCI from January 1, 2015 through March 31, 2025. The composition of the SDCI was revised effective December 24, 2020. Beginning with the commodity selection process that commenced on December 24, 2020, SHIM revised the composition of the SDCI to consolidate the six commodity sectors that comprised the index into five sectors. Specifically, prior to December 24, 2020, the SDCI reflected commodities in six commodity sectors: energy (e.g., crude oil, natural gas, heating oil, etc.), precious metals (e.g., gold, silver platinum), industrial metals (e.g., zinc, nickel, aluminum, copper, etc.), grains (e.g., wheat, corn, soybeans, etc.), softs (e.g., sugar, cotton, coffee, cocoa), and livestock (e.g., live cattle, lean hogs, feeder cattle).

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results* for the period from

Year Ending 2015 through March 31, 2025 YTD

Year	Ending Level*	Annual Return
2015	1,265.58	(14.24)%
2016	1,262.46	(0.25)%
2017	1,364.38	8.07%
2018	1,221.18	(10.50)%
2019	1,219.05	(0.17)%
2020	1,089.40	(10.64)%
2021	1,468.49	34.80%
2022	1,933.23	31.65%
2023	1,964.25	1.60%
2024	2,329.08	18.57%
2025 (YTD)	2,548.01	9.40%

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
Total Returns (Year Ending 2015 through 3/31/25 YTD)*

50%
40%
30%
20%
10%
0%
-10%
-20%
-30%
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025 YTD

source: Summerhaven Index Management, Bloomberg

* In addition to the actual performance of the SDCI, this chart includes as “SDCI Hypothetical TR” the hypothetical performance of the SDCI had the changes to the composition of the SDCI, which became effective on December 24, 2020, been effective during the January 1, 2013 through December 24, 2020 period.

The following table and chart compare the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes for the period from December 31, 1997 to March 31, 2025.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period
	from December 31, 1997 through March 31, 2025
		S&P GSCI	DB LCI OY	SDCI TR
	BCOM TR	TR	TR	Actual
Total return	68.10%	25.35%	327.75%	1,032.35%
Average annualized return (total)	4.67%	4.77%	7.89%	12.02%
Annualized volatility	15.74%	22.59%	18.44%	15.14%
Annualized Sharpe ratio	0.15	0.11	0.30	0.63

Source: SHIM, Bloomberg

The table immediately above shows the performance of the SDCI from December 31, 1997 through March 31, 2025 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Bloomberg Commodity Index Total ReturnSM (“BCOM TR”), and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM (“DB LCI OYTR”). The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Bloomberg Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the SDCI’s calculation methodology with historical prices for the futures contracts comprising the SDCI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to March 31, 2025; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes between March 31, 2014 and March 31, 2025, where the SDCI TR includes the initial composition of the index until December 24, 2020 when changes to the index composition became effective.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR

(3/31//2015-3/31/2025)

300
250
200
150
100
50
-
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025
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

(3/31//2020-3/31/2025)

SDCI TR
SDCI Hypothetical TR
DB LCI OY TR
BCOM TR
S&P GSCI TR
350
300
250
200
150
100
50
-
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
Mar-24
Jun-24
Sep-24
Dec-24
Mar-25

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

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the SCI as of March 31, 2025.

SCI Contract Weights
as of March 31, 2025

Sept 2025, 33.33%
May 2025, 33.33%
July 2025, 33.33%

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

Hypothetical Performance of the SCI

The table and chart below show the hypothetical performance of the SCI from January 1, 2015 through March 31, 2025.

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results* for the period from Year

Ending 2015 through March 31, 2025 YTD

Year	Ending Level*	Annual Return
2015	704.39	(24.85)%
2016	815.94	15.84%
2017	1,069.01	31.02%
2018	842.94	(21.15)%
2019	905.32	7.40%
2020	1,124.23	24.18%
2021	1,422.52	26.53%
2022	1,222.97	(14.03)%
2023	1,294.82	5.88%
2024	1,369.05	5.73%
2025 (YTD)	1,714.43	25.23%

*    The “base level” for the SCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SCI on the last trading day of each year and is used to illustrate the cumulative performance of the SCI.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Copper Index (“SCI”) Year-Over-Year

Hypothetical Total Returns (1/1/2015-3/31/2025 YTD)

150%
100%
50%
0%
-50%
-100%
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025
YTD

Source: Summerhaven Index Management, Bloomberg

Source: SummerHaven Index Management, Bloomberg

The following table compares the total return of the SCI in comparison with the total return a major index and spot copper prices (less storage cost) from December 31, 1997 through March 31, 2025.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period
	from December 31, 1997 through March 31, 2025
	BCOM	Spot Copper	SCI TR
	HG TR	(less storage)	Actual
Total return	619.35%	170.11%	994.78%
Average annualized return (total)	16.56%	9.81%	18.55%
Annualized volatility	25.14%	24.17%	24.65%
Annualized Sharpe ratio	0.56	0.31	0.65

Source: SHIM, Bloomberg

The table above shows the performance of the SCI from December 31, 1997 through March 31, 2025 in comparison with a traditional commodity index and spot copper prices: the Bloomberg Copper Subindex Total ReturnSM and spot copper prices less warehouse storage rents. The Bloomberg Copper Subindex Total ReturnSM includes the contract in the Bloomberg Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the SCI’s calculation methodology with historical prices for the futures contracts comprising the SCI. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the SCI. As a result, there are inherent limitations in comparing such performance against the SCI. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Bloomberg Copper Subindex Total Return which may be found on its website. In addition to the actual performance of the SCI, this chart includes as “SCI Hypothetical TR” the hypothetical performance of the SCI had the changes to the composition of the SCI, which became effective on January 1, 2021, been effective during the period from December 31, 1997 through December 31, 2020. USCF is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to March 31, 2025; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SCI in comparison with the actual return of three major indexes between March 31, 2015 and March 31, 2025, where the SCI includes the original composition of the index until the changes described above and became effective on January 1, 2021, from which point then the revised composition of the index is included.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of

BCOM HG TR, Spot Copper Price, Spot Copper Price less Storage Cost, and the

Hypothetical Returns of the SCI TR (3/31/2015-3/31/2025)

SCI TR
SCI Hypothetical TR
BCOM Copper TR
Spot Copper
Spot Copper - Storage Cost
200
180
160
140
120
100
80
60
40
20
-
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025

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

Hypothetical Returns of the SCI TR (3/31/2020-3/31/2025)

250
225
200
175
150
125
100
75
50
25
-
SCI TR
SCI Hypothetical TR
BCOM Copper TR
Spot Copper
Spot Copper - Storage Cost
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
Mar-24
Jun-24
Sep-24
Dec-24
Mar-25

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

Each Trust Series currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series’ NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series’ account at the Custodian and in Treasuries at one or more FCMs. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the three months ended March 31, 2025, each Trust Series’ income earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets exceeded the expenses.

Each Trust Series’ investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2025, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into OTC transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. FCMs are not allowed to commingle a Trust Series’ assets with their other assets. In addition, the CFTC requires FCMs to hold in a secure account a Trust Series’ assets related to foreign Futures Contracts trading. During the three months ended March 31, 2025, CPER made investments on the London Metal Exchange. In the future, a Trust Series may purchase OTC swaps, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of March 31, 2025, each of USCI and CPER held cash deposits and short-term investments in the amount of $232,990,713 and $191,853,352, respectively, with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should the Trust Series’ custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2025, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the three months ended March 31, 2025, FCM fees were approximately 0.08% of average daily total net assets for USCI, and approximately 0.01% of average daily total net assets for CPER. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through June 30, 2011 when such expense waiver was terminated. USCF voluntarily agreed to pay certain expenses typically borne by CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF terminated such expense waiver as of April 30, 2021. As a result, the Annual Fund Operating Expenses increased, which would negatively impact your total return from an investment in CPER. This voluntary expense waiver was in addition to those amounts USCF is contractually obligated to pay as described in Note 5 to the financial statements of the Trust and terminated on April 30, 2021.

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

As of March 31, 2025, USCI’s portfolio consisted of 4,570 Futures Contracts traded on the Futures Exchanges and CPER’s portfolio consisted of 1,575 Futures Contracts traded on the COMEX. For a list of each of USCI’s and CPER’s current holdings, please see www.uscfinvestments.com.

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

To reduce the credit risk that arises in connection with such contracts, a Trust Series will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. (“ISDA”) that provides for the netting of its overall exposure to its counterparty and, consistent with applicable regulatory requirements, the posting by each party to cover the mark-to-market exposure of a counterparty to the other counterparty is required.

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

During the three-month reporting period ended March 31, 2025, no Trust Series had any OTC activities.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on February 28, 2025 (the “Form 10-K”), except for the following:

The impact of changes in U.S. federal income tax laws on a Trust Series is uncertain.

In general, legislative or other actions relating to U.S. federal income taxes could have a negative effect on a Trust Series or its investors. Matters pertaining to U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The Trump Administration has proposed significant changes to the Code and existing U.S. federal income tax regulations and there are a number of proposals in Congress that, if enacted, would similarly modify the Code. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could result in adverse tax consequences to a Trust Series and its investors. Investors are urged to consult with their tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in the Trust Series’ shares.

As inflation increases, the present value of a Trust Series’ assets may decline.

Inflation is a general increase in the overall price level of goods and services in the economy. The United States Federal Reserve has a stated goal of maintaining a two percent increase in inflation over the long run, as measured by the annual change in the price index for personal consumption expenditures.

Following the COVID-19 pandemic, the United States experienced inflation above the Federal Reserve’s stated two percent goal. Other world economies similarly experienced elevated inflation rates. The Federal Reserve increased interest rates and successfully reduced inflation so that it is close to the stated two percent goal. As a result, in 2024, the Federal Reserve began reducing interest rates. However, the rate of inflation in the United States is still above the stated two percent goal. Inflation has the effect of eroding the value of cash or bonds. In a high inflation environment, the value of the Trust Series’ cash and Treasury investments may decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	USCI does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USCI redeemed 1 baskets (comprising 50,000 shares) during the first quarter of the year ending December 31, 2025. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2025:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
1/1/25 to 1/31/25	—	$—
2/1/25 to 2/28/25	—	$—
3/1/25 to 3/31/25	50,000	$69.31
Total	50,000
(d)	CPER does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, CPER redeemed 6 baskets (comprising 300,000 shares) during the first quarter of the year ending December 31, 2025. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2025:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
1/1/25 to 1/31/25	50,000	$27.23
2/1/25 to 2/28/25	100,000	$29.02
3/1/25 to 3/31/25	150,000	$29.48
Total	300,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended March 31, 2025.

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

Date: May 9, 2025

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 9, 2025