Form 10-Q
period 2025-09-30
United States Commodity Index Funds Trust
filed 2025-11-07
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2025.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐    Yes    ☒    No

The number of outstanding shares of each series of the registrant as of November 3, 2025 are included in the table below:

Number of Outstanding Shares as of November 3, 2025
United States Commodity Index Fund	3,600,000
United States Copper Index Fund	10,650,000
Total	14,250,000

United States Commodity Index Funds Trust

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At September 30, 2025 (Unaudited) and December 31, 2024

United States Commodity Index Fund

	September 30, 2025		December 31, 2024
Assets
Cash and cash equivalents (at cost $253,581,744 and $177,697,621, respectively) (Notes 2 and 6)	$253,581,744	(a)	$177,697,621
Equity in trading accounts:
Cash and cash equivalents (at cost $13,135,809 and $8,190,855, respectively)	13,135,809		8,190,855
Unrealized gain (loss) on open commodity futures contracts	5,090,649		5,392,339
Dividends receivable	589,302		440,048
Interest receivable	321,982		232,104
Prepaid insurance	40,371		5,293

Total Assets	$272,759,857		$191,958,260

Liabilities and Capital
Management fees payable (Note 4)	$176,305		$128,904
Professional fees payable	190,884		301,941
Brokerage commissions payable	3,955		3,955
Directors’ fees payable	9,279		5,450

Total Liabilities	380,423		440,250

Commitments and Contingencies (Notes 4, 5 & 6)

Capital
Sponsor	—		—
Shareholders	272,379,434		191,518,010
Total Capital	272,379,434		191,518,010

Total Liabilities and Capital	$272,759,857		$191,958,260

Shares outstanding	3,500,000		2,900,000
Net asset value per share	$77.82		$66.04
Market value per share	$77.90		$65.98

(a)A portion of this amount is designated to meet daily Futures Commission Merchants’ margin requirements.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At September 30, 2025 (Unaudited) and December 31, 2024

United States Copper Index Fund

	September 30, 2025		December 31, 2024
Assets
Cash and cash equivalents (at cost $241,722,037 and $135,487,612, respectively) (Notes 2 and 6)	$241,722,037	(a)	$135,487,612
Equity in trading accounts:
Cash and cash equivalents (at cost $11,488,829 and $16,731,473, respectively)	11,488,829		16,731,473
Unrealized gain (loss) on open commodity futures contracts	8,155,037		(9,781,512)
Receivable for shares sold	16,459,523		—
Dividends receivable	438,995		337,688
Interest receivable	330,966		193,831
Prepaid insurance	34,564		3,849
ETF transaction fees receivable	700		—

Total Assets	$278,630,651		$142,972,941

Liabilities and Capital
Management fees payable (Note 4)	$120,844		$85,037
Professional fees payable	182,045		321,874
Directors’ fees payable	8,366		4,936

Total Liabilities	311,255		411,847

Commitments and Contingencies (Notes 4, 5 & 6)

Capital
Sponsor	—		—
Shareholders	278,319,396		142,561,094
Total Capital	278,319,396		142,561,094

Total Liabilities and Capital	$278,630,651		$142,972,941

Shares outstanding	9,300,000		5,650,000
Net asset value per share	$29.93		$25.23
Market value per share	$30.00		$25.16

(a)A portion of this amount is designated to meet daily Futures Commission Merchants’ margin requirements.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At September 30, 2025 (Unaudited) and December 31, 2024

United States Commodity Index Funds Trust

	September 30, 2025		December 31, 2024
Assets
Cash and cash equivalents (at cost $495,303,781 and $313,185,233, respectively) (Notes 2 and 6)	$495,303,781	(a)	$313,185,233
Equity in trading accounts:
Cash and cash equivalents (at cost $24,624,638 and $24,922,328, respectively)	24,624,638		24,922,328
Unrealized gain (loss) on open commodity futures contracts	13,245,686		(4,389,173)
Receivable for shares sold	16,459,523		—
Dividends receivable	1,028,297		777,736
Interest receivable	652,948		425,935
Prepaid insurance	74,935		9,142
ETF transaction fees receivable	700		—

Total Assets	$551,390,508		$334,931,201

Liabilities and Capital
Management fees payable (Note 4)	$297,149		$213,941
Professional fees payable	372,929		623,815
Brokerage commissions payable	3,955		3,955
Directors’ fees payable	17,645		10,386

Total Liabilities	691,678		852,097

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—		—
Shareholders	550,698,830		334,079,104
Total Capital	550,698,830		334,079,104

Total Liabilities and Capital	$551,390,508		$334,931,201

Shares Outstanding	12,800,000		8,550,000

(a)A portion of this amount is designated to meet daily Futures Commission Merchants’ margin requirements.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Schedule of Investments (Unaudited)

At September 30, 2025

United States Commodity Index Fund

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long United States Contracts
NYMEX WTI Crude Oil Futures CL December contracts, expiring November 2025	$19,278,360	303	$(504,480)	(0.18)
CME Cattle Feeder Futures FC November contracts, expiring November 2025	19,345,887	109	238,687	0.09
NYMEX NY Harbour ULSD Futures HO December contracts, expiring November 2025	19,562,886	198	(433,591)	(0.16)
NYMEX RBOB Gasoline Futures RB December contracts, expiring November 2025	19,377,112	242	(322,661)	(0.12)
CBOT Soybean Oil BO December contracts, expiring December 2025	19,525,092	652	(164,604)	(0.06)
CME Lean Hogs LH December contracts, expiring December 2025	19,755,050	550	(235,550)	(0.09)
ICE Cocoa Futures CC December contracts, expiring December 2025	19,099,450	277	(404,720)	(0.15)
ICE Coffee Futures KC December contracts, expiring December 2025	15,647,550	141	4,172,644	1.53
COMEX Silver Futures SI December contracts, expiring December 2025	20,396,860	88	124,740	0.05
United Kingdom Contracts
ICE Brent Crude Futures CO January contracts, expiring November 2025	19,297,810	287	(464,870)	(0.17)
ICE Low Sulphur Gasoil Futures QS December contracts, expiring December 2025	18,523,576	285	671,174	0.24
Foreign Contracts
LME Aluminum Futures LA October contracts, expiring October 2025*	18,847,854	291	669,516	0.25
LME Tin Futures LT October contracts, expiring October 2025*	24,436,640	141	578,875	0.21
LME Zinc Futures LX October contracts, expiring October 2025*	18,970,646	271	1,316,007	0.48
LME Aluminum Futures LA November contracts, expiring November 2025*	19,681,531	295	92,098	0.04
LME Tin Futures LT November contracts, expiring November 2025*	19,963,719	114	278,691	0.10
LME Zinc Futures LX November contracts, expiring November 2025*	19,486,222	265	231,832	0.08
Open Commodity Futures Contracts - Short** Foreign Contracts
LME Aluminum Futures LA October contracts, expiring October 2025*	(19,429,266)	291	(88,104)	(0.03)
LME Tin Futures LT October contracts, expiring October 2025*	(24,596,064)	141	(419,451)	(0.15)
LME Zinc Futures LX October contracts, expiring October 2025*	(20,041,070)	271	(245,584)	(0.09)
Total Open Futures Contracts*	$267,129,845	5,212	$5,090,649	1.87

United States Commodity Index Funds Trust

Schedule of Investments (Unaudited)

At September 30, 2025

United States Commodity Index Fund

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 4.09%#	170,500,000	$170,500,000	62.60
Total United States Money Market Funds		$170,500,000	62.60
*	Collateral amounted to $13,135,809 on open commodity futures contracts.
**

All short contracts are offset by long positions in Commodity Futures Contracts and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).

#	Reflects the 7-day yield at September 30, 2025.

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

United States Commodity Index Funds Trust

Schedule of Investments (Unaudited)

At September 30, 2025

United States Copper Index Fund

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG December contracts, expiring December 2025	$91,196,550	764	$1,562,600	0.56
COMEX Copper Futures HG March contracts, expiring March 2026	91,753,513	755	1,111,487	0.40
COMEX Copper Futures HG May contracts, expiring May 2026	87,282,700	749	5,480,950	1.97
Total Open Futures Contracts*	$270,232,763	2,268	$8,155,037	2.93

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 4.09%#	126,475,000	$126,475,000	45.44
Total United States Money Market Funds		$126,475,000	45.44
*	Collateral amounted to $11,488,829 on open commodity futures contracts.
#	Reflects the 7-day yield at September 30, 2025.

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

United States Commodity Index Funds Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2025 and 2024

United States Commodity Index Fund

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$8,806,830	$(9,042,254)	$31,872,235	$3,444,615
Change in unrealized gain (loss) on open commodity futures contracts	4,599,878	7,394,347	(301,690)	8,055,608
Dividend income	1,822,837	793,261	5,014,403	2,438,715
Interest income	873,633	1,519,167	2,327,804	4,354,531
ETF transaction fees	1,400	350	5,600	3,850
Total Income (Loss)	$16,104,578	$664,871	$38,918,352	$18,297,319

Expenses
Management fees (Note 4)	$514,639	$356,348	$1,391,562	$1,040,352
Professional fees	91,147	120,664	243,882	320,691
Brokerage commissions	48,923	37,263	127,663	98,682
Directors’ fees and insurance	9,632	13,541	31,660	45,884
Total Expenses	$664,341	$527,816	$1,794,767	$1,505,609
Net Income (Loss)	$15,440,237	$137,055	$37,123,585	$16,791,710
Net Income (Loss) per share	$4.56	$0.04	$11.78	$6.04
Net Income (Loss) per weighted average share	$4.56	$0.05	$11.51	$5.85
Weighted average shares outstanding	3,382,418	2,900,543	3,224,908	2,872,080

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2025 and 2024

United States Copper Index Fund

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$(3,556,887)	$(6,421,587)	$7,379,800	$12,625,738
Change in unrealized gain (loss) on open commodity futures contracts	(2,627,899)	9,051,651	17,936,549	1,988,504
Dividend income	1,354,017	630,482	3,753,568	1,774,333
Interest income	1,043,410	1,712,977	2,254,017	4,965,320
ETF transaction fees	11,550	7,350	25,550	22,050
Total Income (Loss)	$(3,775,809)	$4,980,873	$31,349,484	$21,375,945

Expenses
Management fees (Note 4)	$372,838	$293,493	$926,865	$835,957
Professional fees	129,914	239,940	287,141	513,185
Brokerage commissions	14,922	4,676	27,799	33,679
Directors’ fees and insurance	8,588	11,342	25,437	35,979
Total Expenses	$526,262	$549,451	$1,267,242	$1,418,800
Net Income (Loss)	$(4,302,071)	$4,431,422	$30,082,242	$19,957,145
Net Income (Loss) per share	$(1.53)	$1.08	$4.70	$4.27
Net Income (Loss) per weighted average share	$(0.56)	$0.66	$4.64	$3.08
Weighted average shares outstanding	7,634,066	6,721,196	6,476,740	6,486,496

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2025 and 2024

United States Commodity Index Funds Trust

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$5,249,943	$(15,463,841)	$39,252,035	$16,070,353
Change in unrealized gain (loss) on open commodity futures contracts	1,971,979	16,445,998	17,634,859	10,044,112
Dividend income	3,176,854	1,423,743	8,767,971	4,213,048
Interest income	1,917,043	3,232,144	4,581,821	9,319,851
ETF transaction fees	12,950	7,700	31,150	25,900
Total Income (Loss)	$12,328,769	$5,645,744	$70,267,836	$39,673,264

Expenses
Management fees (Note 4)	$887,477	$649,841	$2,318,427	$1,876,309
Professional fees	221,061	360,604	531,023	833,876
Brokerage commissions	63,845	41,939	155,462	132,361
Directors’ fees and insurance	18,220	24,883	57,097	81,863
Total Expenses	$1,190,603	$1,077,267	$3,062,009	$2,924,409
Expense waiver (Note 4)	—	—	—	—
Net Income (Loss)	$11,138,166	$4,568,477	$67,205,827	$36,748,855

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital (Unaudited)

For the three and nine months ended September 30, 2025 and 2024

United States Commodity Index Fund

	Shareholders*
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Balances at beginning of period	$241,744,927	$183,890,139	$191,518,010	$169,026,568
Addition of 200,000, –, 750,000 and 250,000 shares, respectively	$15,194,270	—	53,977,553	15,609,139
Redemption of (–), (50,000), (150,000) and (350,000) shares, respectively	—	(3,120,379)	(10,239,714)	(20,520,602)
Net income (loss)	15,440,237	137,055	37,123,585	16,791,710

Balances at end of period	$272,379,434	$180,906,815	$272,379,434	$180,906,815
*	Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital (Unaudited)

For the three and nine months ended September 30, 2025 and 2024

United States Copper Index Fund

	Shareholders*
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Balances at beginning of period	$215,529,269	$216,988,161	$142,561,094	$131,353,342
Addition of 4,350,000, 300,000, 6,950,000 and 3,750,000 shares, respectively	123,412,380	8,433,602	201,568,261	102,343,584
Redemption of (1,900,000), (2,000,000), (3,300,000) and (2,950,000) shares, respectively	(56,320,182)	(52,524,227)	(95,892,201)	(76,325,113)
Net income (loss)	(4,302,071)	4,431,422	30,082,242	19,957,145

Balances at end of period	$278,319,396	$177,328,958	$278,319,396	$177,328,958
*	Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital (Unaudited)

For the three and nine months ended September 30, 2025 and 2024

United States Commodity Index Funds Trust

	Shareholders*
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Balances at beginning of period	$457,274,196	$400,878,300	$334,079,104	$300,379,910
Addition of 4,550,000, 300,000, 7,700,000 and 4,000,000 shares, respectively	138,606,650	8,433,602	255,545,814	117,952,723
Redemption of (1,900,000), (2,050,000), (3,450,000) and (3,300,000) shares, respectively	(56,320,182)	(55,644,606)	(106,131,915)	(96,845,715)
Net income (loss)	11,138,166	4,568,477	67,205,827	36,748,855

Balances at end of period	$550,698,830	$358,235,773	$550,698,830	$358,235,773

*Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2025 and 2024

United States Commodity Index Fund

	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024
Cash Flows from Operating Activities:
Net income (loss)	$37,123,585	$16,791,710
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	301,690	(8,055,608)
(Increase) decrease in dividends receivable	(149,254)	19,651
(Increase) decrease in interest receivable	(89,878)	71,816
(Increase) decrease in prepaid insurance	(35,078)	1,079
Increase (decrease) in Management fees payable	47,401	(6,013)
Increase (decrease) in professional fees payable	(111,057)	(58,920)
Increase (decrease) in directors’ fees payable	3,829	837
Net cash provided by (used in) operating activities	37,091,238	8,764,552

Cash Flows from Financing Activities:
Addition of shares	53,977,553	15,609,139
Redemption of shares	(10,239,714)	(20,520,602)
Net cash provided by (used in) financing activities	43,737,839	(4,911,463)

Net Increase (Decrease) in Cash and Cash Equivalents	80,829,077	3,853,089

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	185,888,476	172,109,309
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$266,717,553	$175,962,398

Components of Cash, Cash Equivalents and Equity in Trading Accounts:
Cash and cash equivalents	$253,581,744	$168,639,626
Equity in Trading Accounts:
Cash and cash equivalents	13,135,809	7,322,772
Total Cash, Cash Equivalents and Equity in Trading Accounts	$266,717,553	$175,962,398

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2025 and 2024

United States Copper Index Fund

	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024
Cash Flows from Operating Activities:
Net income (loss)	$30,082,242	$19,957,145
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(17,936,549)	(1,988,504)
(Increase) decrease in dividends receivable	(101,307)	(50,349)
(Increase) decrease in interest receivable	(137,135)	58,889
(Increase) decrease in prepaid professional fees	—	9,610
(Increase) decrease in prepaid insurance	(30,715)	(5,433)
(Increase) decrease in ETF transaction fees receivable	(700)	(350)
Increase (decrease) in Management fees payable	35,807	15,611
Increase (decrease) in professional fees payable	(139,829)	70,371
Increase (decrease) in directors’ fees payable	3,430	(1,762)
Net cash provided by (used in) operating activities	11,775,244	18,065,228

Cash Flows from Financing Activities:
Addition of shares	185,108,738	100,924,948
Redemption of shares	(95,892,201)	(76,325,113)
Net cash provided by (used in) financing activities	89,216,537	24,599,835

Net Increase (Decrease) in Cash and Cash Equivalents	100,991,781	42,665,063

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	152,219,085	127,101,194
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$253,210,866	$169,766,257

Components of Cash, Cash Equivalents and Equity in Trading Accounts:
Cash and cash equivalents	$241,722,037	$167,483,221
Equity in Trading Accounts:
Cash and cash equivalents	11,488,829	2,283,036
Total Cash, Cash Equivalents and Equity in Trading Accounts	$253,210,866	$169,766,257

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2025 and 2024

United States Commodity Index Funds Trust

	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024
Cash Flows from Operating Activities:
Net income (loss)	$67,205,827	$36,748,855
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(17,634,859)	(10,044,112)
(Increase) decrease in dividends receivable	(250,561)	(30,698)
(Increase) decrease in interest receivable	(227,013)	130,705
(Increase) decrease in prepaid professional fees	—	9,610
(Increase) decrease in prepaid insurance	(65,793)	(4,354)
(Increase) decrease in ETF transaction fees receivable	(700)	(350)
Increase (decrease) in Management fees payable	83,208	9,598
Increase (decrease) in professional fees payable	(250,886)	11,451
Increase (decrease) in directors’ fees payable	7,259	(925)
Net cash provided by (used in) operating activities	48,866,482	26,829,780

Cash Flows from Financing Activities:
Addition of shares	239,086,291	116,534,087
Redemption of shares	(106,131,915)	(96,845,715)
Net cash provided by (used in) financing activities	132,954,376	19,688,372

Net Increase (Decrease) in Cash and Cash Equivalents	181,820,858	46,518,152

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	338,107,561	299,210,503
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$519,928,419	$345,728,655

Components of Cash and Cash Equivalents, and Equity in Trading Account:
Cash and cash equivalents	$495,303,781	$336,122,847
Equity in Trading Accounts:
Cash and cash equivalents	24,624,638	9,605,808
Total Cash, Cash Equivalents and Equity in Trading Accounts	$519,928,419	$345,728,655

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Notes to Financial Statements (Unaudited)

For the period ended September 30, 2025

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosure required under generally accepted accounting principles in the United States of America (“U.S. GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of USCF, necessary for the fair presentation of the financial statements for the interim period.

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

In accordance with U.S. GAAP, each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2025 for any Trust Series.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of September 30, 2025, USCF held 5 shares of USCI and 40 shares of CPER.

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

USCI’s shares began trading on August 10, 2010. As of September 30, 2025, USCI held 743 Futures Contracts on the NYMEX, held 990 Futures Contracts on the ICE Futures, held 652 Futures Contracts on the CBOT, held 659 Futures Contracts on the CME, held 2,080 Futures Contracts on the LME and held 88 Futures Contracts on the COMEX, totaling 5,212 futures contracts.

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

Investors should be aware that CPER’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts or the prices of any particular group of futures contracts. CPER will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in CPER’s shares during the past year relative to a hypothetical direct investment in various commodities and, in the future, it is likely that the relationship between the market price of CPER’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) CPER’s shares began trading on November 15, 2011. As of September 30, 2025, CPER held 2,268 Futures Contracts on the COMEX.

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

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended of September 30, 2025 and 2024, neither USCI or CPER incurred registration fees and offering expenses. On April 30, 2021, 10,000,000 additional shares were registered for USCI and 50,000,000 additional shares were registered for CPER. On January 27, 2023 the SEC declared effective registration statements filed by each of USCI and CPER that registered an unlimited number of shares. As a result, USCI and CPER each have an unlimited number of shares that can be issued in the form of Creation Baskets.

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

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs are estimated to be $340,000 and for the year ending December 31, 2025 for USCI and $375,000 for the year ending December 31, 2025 for CPER. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

Brokerage and Futures Commission Merchant Agreements

The Trust, on behalf of each of USCI and CPER, entered into a Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC Capital Markets LLC (“RBC”), in June of 2018. The Trust, on behalf of each of USCI and CPER, entered into a Commodity Futures Customer Agreement with Marex North America, LLC (“MNA”), in August of 2021, and Marex Capital Markets, Inc. (“MCM”) assumed the rights and obligations of MNA vis-à-vis USCI and CPER following the transfer of MNA’s futures clearing business to MCM a part of an internal reorganization in July of 2023. RBC and MCM are each referred to as a “Futures Commissions Merchant” or “FCM.” The agreements with the FCMs for each Trust Series require the FCMs to provide services to the applicable Trust Series in connection with the purchase and sale of futures contracts that may be purchased and sold by or through the applicable FCM for the applicable Trust Series’ account. In accordance with each agreement, the FCM charges the applicable Trust Series commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when each Trust Series issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when each Trust Series redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. Each Trust Series also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

USCI

	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024
Total commissions accrued to brokers	$127,663	$98,682
Total commissions as annualized percentage of average total net assets	0.07%	0.08%

The increase in total commissions accrued to brokers for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was due primarily to a higher number of contracts held and traded.

For the nine months ended September 30, 2025 and 2024, the monthly average volume of open future contract notional value was $294,874,843 and $212,462,507, respectively.

CPER

	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024
Total commissions accrued to brokers	$27,799	$33,679
Total commissions as annualized percentage of average total net assets	0.02%	0.03%

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was due primarily to a lower number of contracts held and traded.

For the nine months ended September 30, 2025 and 2024, the monthly average volume of open future contract notional value was $190,814,512 and $168,592,922, respectively.

Swap Dealer Agreement

The Trust, on behalf of CPER, entered into an ISDA 2002 Master Agreement with Macquarie Bank Limited on August 9, 2023 (the “Macquarie ISDA”), pursuant to which Macquarie Bank Limited has agreed to serve as an over-the-counter (“OTC”) swap counterparty for the Trust and to enter into trades under the Agreement on behalf of CPER as a Series of the Trust. The Macquarie ISDA, together with additional required trading documentation and other agreements, including, among other documents, an account control agreement between the parties and The Bank of New York Mellon that was fully executed on August 18, 2023, provide CPER with the ability to invest in OTC swaps in furtherance of its investment objective. In the future, CPER may enter into OTC swap transactions with Macquarie under the Agreement. CPER’s OTC swap transactions outstanding under the Macquarie ISDA, if any, along with CPER’s other holdings, are posted on CPER’s website, www.uscfinvestments.com.

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

As to OTC swaps, valuing OTC derivatives is less certain than valuing actively traded financial instruments such as exchange-traded futures contracts and securities or cleared swaps because, for OTC derivatives, the price and terms on which such OTC derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources. In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating OTC contracts, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction. As a result, it may be difficult to obtain an independent value for an outstanding OTC derivatives transaction.

All of the futures contracts held by each Trust Series through September 30, 2025 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if each Trust Series were to enter into non-exchange traded contracts (including Exchange for Related Position or EFRP), it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

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

USCF may invest a portion of each Trust Series’ cash in money market funds and Treasuries that seek to maintain a stable per share NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2025 and December 31, 2024, USCI held investments in Treasuries and money market funds in the amounts of $170,500,000 and $140,500,000, respectively. As of September 30, 2025 and December 31, 2024, CPER held investments in Treasuries and money market funds in the amounts of $126,475,000 and $106,475,000, respectively. Each Trust Series also holds cash deposits with its custodian and FCMs. As of September 30, 2025 and December 31, 2024, USCI held cash deposits and short-term investments in the amounts of $96,217,553 and $45,388,476, respectively, with the custodian and FCMs. As of September 30, 2025 and December 31, 2024, CPER held cash deposits and short-term investments in the amounts of $126,735,866 and $45,744,085, respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or FCMs cease operations.

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

NOTE 7 – FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and nine months ended September 30, 2025 and 2024 for the shareholders. This information has been derived from information presented in the financial statements.

USCI

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$73.26	$62.34	$66.04	$56.34
Total income (loss)	4.76	0.22	12.34	6.56
Total expenses	(0.20)	(0.18)	(0.56)	(0.52)
Net increase (decrease) in net asset value	4.56	0.04	11.78	6.04
Net asset value, end of period	$77.82	$62.38	$77.82	$62.38

Total Return	6.22%	0.06%	17.84%	10.72%

Ratios to Average Net Assets
Total income (loss)	6.31%	0.38%	16.73%	10.53%
Management fees#	0.80%	0.80%	0.80%	0.80%
Net expense excluding management fees#	0.23%	0.38%	0.23%	0.36%
Net income (loss)	6.05%	0.08%	15.96%	9.67%
#	Annualized.

CPER

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$31.46	$27.29	$25.23	$24.10
Total income (loss)	(1.46)	1.16	4.90	4.49
Total expenses	(0.07)	(0.08)	(0.20)	(0.22)
Net increase (decrease) in net asset value	(1.53)	1.08	4.70	4.27
Net asset value, end of period	$29.93	$28.37	$29.93	$28.37

Total Return	(4.86)%	3.96%	18.63%	17.72%

Ratios to Average Net Assets
Total income (loss)	(1.66)%	2.77%	16.44%	12.44%
Management fees#	0.65%	0.65%	0.65%	0.65%
Total expenses excluding management fees#	0.27%	0.57%	0.24%	0.45%
Net income (loss)	(1.89)%	2.47%	15.78%	11.62%
#	Annualized.

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

The following table summarizes the valuation of USCI’s securities at September 30, 2025 using the fair value hierarchy:

At September 30, 2025	Total	Level I	Level II	Level III
Short-Term Investments	$170,500,000	$170,500,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	2,470,465	2,470,465	—	—
Foreign Contracts	2,620,184	2,620,184	—	—

The following table summarizes the valuation of USCI’s securities at December 31, 2024 using the fair value hierarchy:

At December 31, 2024	Total	Level I	Level II	Level III
Short-Term Investments	$140,500,000	$140,500,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	5,699,315	5,699,315	—	—
Foreign Contracts	(306,976)	(306,976)	—	—

The following table summarizes the valuation of CPER’s securities at September 30, 2025 using the fair value hierarchy:

At September 30, 2025	Total	Level I	Level II	Level III
Short-Term Investments	$126,475,000	$126,475,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	8,155,037	8,155,037	—	—

The following table summarizes the valuation of CPER’s securities at December 31, 2024 using the fair value hierarchy:

At December 31, 2024	Total	Level I	Level II	Level III
Short-Term Investments	$106,475,000	$106,475,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(9,781,512)	(9,781,512)	—	—

The Trust and each Trust Series have adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments Held by USCI

	Statements of
	Financial
	Condition	Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Location	September 30, 2025	December 31, 2024
Futures - Commodity Contracts	Unrealized gain (loss) on open commodity futures contracts	$5,090,649	$5,392,339

Fair Value of Derivative Instruments Held by CPER

	Statements of
	Financial
	Condition	Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Location	September 30, 2025	December 31, 2024
Futures - Commodity Contracts	Unrealized gain (loss) on open commodity futures contracts	$8,155,037	$(9,781,512)

The Effect of Derivative Instruments on the Statements of Operations of USCI

		For the nine months ended		For the nine months ended
		September 30, 2025		September 30, 2024
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized Gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$31,872,235		$3,444,615

	Change in unrealized gain (loss) on open commodity futures contracts		$(301,690)		$8,055,608

The Effect of Derivative Instruments on the Statements of Operations of CPER

		For the nine months ended		For the nine months ended
		September 30, 2025		September 30, 2024
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized Gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$7,379,800		$12,625,738

	Change in unrealized gain (loss) on open commodity futures contracts		$17,936,549		$1,988,504

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

Each Trust Series has based the forward-looking statements included in this quarterly report on Form 10-Q on information available to it on the date of this quarterly report on Form 10-Q, and each Trust Series assumes no obligation to update any such forward-looking statements. Although each Trust Series undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that each Trust Series may make directly to them or through reports that each Trust Series files in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Introduction

Each Trust Series is a commodity pool that issues shares representing fractional undivided beneficial interests in such Trust Series that may be purchased and sold on the NYSE Arca. The Trust Series are series of the Trust, a Delaware statutory trust formed on December 21, 2009.

United States Commodity Index Fund

USCI invests in futures contracts for commodities that are traded on the Futures Exchanges and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, Other Commodity-Related Investments. Market conditions that USCF currently anticipates could cause USCI to invest in Other Commodity-Related Investments include, but are not limited to, those allowing USCI to obtain greater liquidity or to execute transactions with more favorable pricing.

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

Investors should be aware that USCI’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts or the prices of any particular group of futures contracts. USCI will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in USCI’s shares during the past year relative to a hypothetical direct investment in the various commodities and, in the future, it is likely that the relationship between the market price of USCI’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) As of September 30, 2025, USCI held 743 Futures Contracts on the NYMEX, held 990 Futures Contracts on the ICE Futures, held 652 Futures Contracts on the CBOT, held 659 Futures Contracts on the CME, held 2,080 Futures Contracts on the LME and held 88 Futures Contracts on the COMEX, totaling 5,212 futures contracts.

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

Investors should be aware that CPER’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts or the prices of any particular group of futures contracts. CPER will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in CPER’s shares during the past year relative to a hypothetical direct investment in various commodities and, in the future, it is likely that the relationship between the market price of CPER’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) CPER’s shares began trading on November 15, 2011. As of September 30, 2025, CPER held 2,268 Futures Contracts on the COMEX.

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

As of September 30, 2025, USCI held 743 Futures Contracts on the NYMEX, held 990 Futures Contracts on the ICE Futures, held 652 Futures Contracts on the CBOT, held 659 Futures Contracts on the CME, held 2,080 Futures Contracts on the LME and held 88 Futures Contracts on the COMEX, totaling 5,212 futures contracts. As of September 30, 2025, CPER held 2,268 Futures Contracts on the COMEX. For the nine months ended September 30, 2025, no Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, LME or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the nine months ended September 30, 2025, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, LME or ICE Futures.

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

Commodity Markets

Commodity Futures Price Movements

Nine Months Ended September 30, 2025

As measured by the four major diversified commodity indexes listed below, commodity futures prices rose during the nine months ended September 30, 2025. The table below compares the total returns of the SDCI to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”)(1)	18.85%
S&P GSCI Commodity Index (GSCI®) Total Return(2)	6.09%
Bloomberg Commodity Index Total Return(2)	9.38%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	6.07%

(1)The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.

(2)Source: Bloomberg

The value of the SDCI as of December 31, 2024 was $2,329.08. As of September 30, 2025, the value of the SDCI was $2,768.10, up approximately 18.85% over the nine months ended September 30, 2025.

Of the 27 components of SummerHaven Dynamic Commodity Index (SDCI), fifteen had positive returns for the nine months ended September 30, 2025. The best performing commodity sector was Precious Metals (up approximately 24.1%) followed by Livestock (up approximately 13.7%). Commodities have broadly rallied in the five years since the onset of the Covid-19 pandemic in 2020. Commodities made notable gains as inflation rose from 1.4% in 2020 to 9.1% in 2022. (Inflation is a headwind for stocks and bonds and a tailwind for real assets such as commodities. Historically, commodities have been a hedge against inflation and positive inflation shocks.) When inflation began declining in mid-2022, commodities also declined. However, SDCI’s dynamic strategy led to significant outperformance versus the major commodity indexes shown above since the 2022 peak.

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

The return of approximately 18.85% on the SDCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per share NAV began the period at $66.04 and ended the period at $77.82 on September 30, 2025, an increase of approximately 17.84 % over the period. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect USCI’s per share NAV.

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

Copper Markets

Copper Futures Price Movements

Nine Months Ended September 30, 2025

As measured by two major copper indexes, copper futures prices exhibited a strong upward trend during the nine months ended September 30, 2025. The table below compares the total returns of the SCI to the Bloomberg Copper Subindex Total Return over this time period.

SummerHaven Copper Index Total ReturnSM(“SCI”)(1)	19.56%
Bloomberg Copper Subindex Total Return(2)	19.04%

(1)The inception date for the SummerHaven Copper Index Total ReturnSM is November 2010.

(2)Source: Bloomberg

The value of the SCI as of December 31, 2024 was $1,369.05. As of September 30, 2025, the value of the SCI was $1,636.82, up approximately 19.56% over the nine months ended September 30, 2025.

The return of approximately 19.56% on the SCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per share NAV began the period at $25.23 and ended the period at $29.93 on September 30, 2025, an increase of approximately 18.63% over the period. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect CPER’s per share NAV.

During the nine months ended September 30, 2025, the price of the front month copper futures contract traded in a range between $402.60 per pound and $581.95 per pound. Prices increased by 20.61% between December 31, 2024 to September 30, 2025 finishing the period at $485.65. Copper futures markets reached an all-time high on July 23, 2025 due to growing undersupply of copper globally, forecasts for forthcoming copper shortages, and price increases due to the anticipation that the Trump administration might announce tariffs of up to 50% on copper imports. However, on July 30, 2025, president Trump decided to levy tariffs on finished copper products instead of the metal itself. US copper futures fell 22% on July 31, 2025, representing the collapse of a premium over London futures that had opened and grown under the expectation of expectation of tariffs. Despite the drop, copper remained up for the year as of the close on July 31, and rose another 11.5% from that point to the end of the third quarter.

In April of 2025, the Trump administration announced large and widespread tariffs on trading partners. The administration later paused tariff implementation and announced changing tariff levels on a country-by-country basis. The overall impact of the administration's actions has increased the risk of a global economic slowdown or recession, which would reduce demand for copper. Copper prices plummeted in the wake of the tariff announcements. While tariffs increase import costs, any attendant decline in economic growth could lead to a net negative impact on copper prices. Over the longer term, with tight markets, increased demand from China and from new technologies, and a growing drumbeat of forecasts for a supply crunch, copper demand is likely to remain robust and supply is also likely to remain constrained and slow to respond to demand increases. However, prices may come under pressure during periods of contraction and/or economic uncertainty.

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

As of September 30, 2025, USCI had 3,500,000 shares outstanding. USCI has an unlimited number of shares registered and available for issuance. More shares may have been issued by USCI than are outstanding due to the redemption of shares.

As of September 30, 2025, CPER had 9,300,000 shares outstanding. CPER has an unlimited number of shares registered and available for issuance. More shares may have been issued by CPER than are outstanding due to the redemption of shares.

USCF and the Trustee entered into the Fourth Amended and Restated Declaration of Trust and Trust Agreement effective as of December 15, 2017.

As of September 30, 2025, USCI and CPER had the following Authorized Participants: ABN AMRO Clearing USA LLC, BNP Paribas Securities Corp., Citadel Securities LLC, Goldman Sachs & Company, Jane Street Capital LLC, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC and Virtu Americas LLC.

For the Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

USCI

	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024
Average daily total net assets	$232,566,276	$173,721,467
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$7,342,207	$6,793,246
Annualized yield based on average daily total net assets	4.22%	5.22%
Management fee	$1,391,562	$1,040,352
Total fees and other expenses excluding management fees	$403,205	$465,257
Total commissions accrued to brokers	$127,663	$98,682
Total commissions as annualized percentage of average total net assets	0.07%	0.08%

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

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were lower during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was lower during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The decrease in total fees and other expenses excluding management fees for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was due primarily to a decrease in tax reporting and professional fees.

The increase in total commissions accrued to brokers for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was due primarily to a higher number of Commodity Futures Contracts being held and traded.

For the Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

USCI

	Three months ended	Three months ended
	September 30, 2025	September 30, 2024
Average daily total net assets	$255,243,258	$177,196,255
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$2,696,470	$2,312,428
Annualized yield based on average daily total net assets	4.19%	5.19%
Management fee	$514,639	$356,348
Total fees and other expenses excluding management fees	$149,702	$171,468
Total commissions accrued to brokers	$48,923	$37,263
Total commissions as annualized percentage of average total net assets	0.08%	0.08%

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

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were lower during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was lower during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The decrease in total fees and other expenses excluding management fees for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was due primarily to a decrease in tax reporting and professional fees.

The increase in total commissions accrued to brokers for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was due primarily to a higher number of Commodity Futures Contracts being held and traded.

For the Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

CPER

	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024
Average daily total net assets	$190,675,475	$171,796,861
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$6,007,585	$6,739,653
Annualized yield based on average daily total net assets	4.21%	5.24%
Management fee	$926,865	$835,957
Total fees and other expenses excluding management fees	$340,377	$582,843
Total commissions accrued to brokers	$27,799	$33,679
Total commissions as annualized percentage of average total net assets	0.02%	0.03%

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

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were lower during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was lower during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The decrease in total fees and other expenses excluding management fees for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was due primarily to a decrease in tax reporting and professional fees.

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was due primarily to a lower number of Commodity Futures Contracts being held and traded.

For the Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

CPER

	Three months ended	Three months ended
	September 30, 2025	September 30, 2024
Average daily total net assets	$227,648,528	$179,596,290
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$2,397,427	$2,343,459
Annualized yield based on average daily total net assets	4.18%	5.19%
Management fee	$372,838	$293,493
Total fees and other expenses excluding management fees	$153,424	$255,958
Total commissions accrued to brokers	$14,922	$4,676
Total commissions as annualized percentage of average total net assets	0.03%	0.01%

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

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were lower during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was lower during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The decrease in total fees and other expenses excluding management fees for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was due primarily to a decrease in tax reporting and professional fees.

The increase in total commissions accrued to brokers for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was due primarily to a higher number of Commodity Futures Contracts being held and traded.

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

USCI

For the 30-valuation days ended September 30, 2025, the simple average daily change in the SDCI was 0.159%, while the simple average daily change in the per share NAV of USCI over the same time period was 0.155%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (0.939)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USCI’s shares to the public on August 10, 2010 through September 30, 2025, the simple average daily change in the SDCI was 0.021%, while the simple average daily change in the per share NAV of USCI over the same time period was 0.015%. The average daily difference was (0.006)% or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average difference in daily tracking by the per share NAV was (6.010)%, meaning that over this time period USCI’s tracking difference was within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in SDCI’s NAV and the changes in the SDCI. The first chart below shows the daily movement of USCI’s per share NAV versus the daily movement of the SDCI for the 30-valuation day period ended September 30, 2025. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the SDCI for the five years ended September 30, 2025.

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

For the nine months ended September 30, 2025, the actual total return of USCI as measured by changes in its per share NAV was 17.84%. This is based on an initial per share NAV of $66.04 as of December 31, 2024 and an ending per share NAV as of September 30, 2025 of $77.82. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $78.49 as of September 30, 2025, for a total return over the relevant time period of 18.85%. The difference between the actual per share NAV total return of USCI of 17.84% and the expected total return based on the SDCI of 18.85% was a difference over the time period of (1.01)%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI.

By comparison, for the nine months ended September 30, 2024, the actual total return of USCI as measured by changes in its per share NAV was 10.72%. This is based on an initial per share NAV of $56.34 as of December 31, 2023 and an ending per share NAV as of September 30, 2024 of $62.38. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $62.96 as of September 30, 2024, for a total return over the relevant time period of 11.75%. The difference between the actual per share NAV total return of USCI of 10.72% and the expected total return based on the SDCI of 11.75% was a difference over the time period of (1.03)%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI.

CPER

For the 30-valuation days ended September 30, 2025, the simple average daily change in the SCI was 0.248%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.245%. The average daily difference was (0.003)% or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was 3.558%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of CPER’s shares to the public on November 15, 2011 through September 30, 2025, the simple average daily change in the SCI was 0.019%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.015%. The average daily difference was 0.004% or (0.4) basis points, where 1 basis point equals 1/100 of 1)%. As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (2.481)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in CPER’s NAV and the changes in the SCI. The first chart below shows the daily movement of CPER’s per share NAV versus the daily movement of the SCI for the 30-valuation day period ended September 30, 2025. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the SCI for the five years ended September 30, 2025.

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

For the nine months ended September 30, 2025, the actual total return of CPER as measured by changes in its per share NAV was 18.63%. This is based on an initial per share NAV of $25.23 as of December 31, 2024 and an ending per share NAV as of September 30, 2025 of $29.93. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $30.16 as of September 30, 2025, for a total return over the relevant time period of 19.56%. The difference between the actual per share NAV total return of CPER of 18.63% and the expected total return based on the SCI of 19.56% was a difference over the time period of (0.93)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

By comparison, for the nine months ended September 30, 2024, the actual total return of CPER as measured by changes in its per share NAV was 17.72%. This is based on an initial per share NAV of $24.10 as of December 31, 2023 and an ending per share NAV as of September 30, 2024 of $28.37. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $28.60 as of September 30, 2024, for a total return over the relevant time period of 18.67%. The difference between the actual per share NAV total return of CPER of 17.72% and the expected total return based on the SCI of 18.67% was a difference over the time period of (0.95)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

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

Second, each Trust Series incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower or higher than daily changes in the price of the Applicable Index. At the same time, each Trust Series earns dividend and interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2025. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series’ NAV. When this income exceeds the level of a Trust Series’ expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), such Trust Series realizes a net yield that will tend to cause daily changes in the per share NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates may continue to increase over the near future from historical lows. It is anticipated that fees and expenses paid by each Trust Series may continue to be lower than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series could possibly outperform its benchmark so long as interest earned is higher than the fees and expenses paid by each Trust Series.

Third, a Trust Series may hold Futures Contracts in a particular commodity other than the one specified as the Applicable Benchmark Component Futures Contract, or may hold Other Related Investments in its portfolio that may fail to closely track the Applicable Index’s total return movements. Taking USCI as an example, assume for a given month one of the Benchmark Component Futures Contracts is the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” for the contract month of November 2020. It is possible that USCI could hold a NYMEX WTI financially settled Futures Contract, trading under the symbol “WS,” for the contract month of November 2020. Alternatively, and using the same example, USCI could hold the ICE WTI financially settled Futures Contract, also for the contract month of November 2020. As a third example, USCI could hold the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” but for a contract month other than November 2020. During the nine months ended September 30, 2025, no Trust Series held any Other Related Investments.

Fourth, a Trust Series could hold Other Related Investments. In that case, the error in tracking the Applicable Index could result in daily changes in the per share NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the nine months ended September 30, 2025, none of the Trust Series held any Other Related Investments, but did, at times, temporarily hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits, or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The following graph shows the sector weights of the commodities selected for inclusion in the SDCI as of September 30, 2025.

Non-Primary,
28.57%
Petroleum, 35.71%
Grains, 7.14%
Precious Metals,
7.14%
Industrial Metals,
21.43%

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

Hypothetical Performance of the SDCI

The table and chart below show the hypothetical performance of the SDCI from January 1, 2015 through September 30, 2025. The composition of the SDCI was revised effective December 24, 2020. Beginning with the commodity selection process that commenced on December 24, 2020, SHIM revised the composition of the SDCI to consolidate the six commodity sectors that comprised the index into five sectors. Specifically, prior to December 24, 2020, the SDCI reflected commodities in six commodity sectors: energy (e.g., crude oil, natural gas, heating oil, etc.), precious metals (e.g., gold, silver platinum), industrial metals (e.g., zinc, nickel, aluminum, copper, etc.), grains (e.g., wheat, corn, soybeans, etc.), softs (e.g., sugar, cotton, coffee, cocoa), and livestock (e.g., live cattle, lean hogs, feeder cattle).

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results* for the period from

Year Ending 2015 through September 30, 2025 YTD

Year	Ending Level*	Annual Return
2015	1,265.58	(14.24)%
2016	1,262.46	(0.25)%
2017	1,364.38	8.07%
2018	1,221.18	(10.50)%
2019	1,219.05	(0.17)%
2020	1,089.40	(10.64)%
2021	1,468.49	34.80%
2022	1,933.23	31.65%
2023	1,964.25	1.60%
2024	2,329.08	18.57%
2025 (YTD)	2,768.10	18.85%

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
Total Returns (Year Ending 2015 through 9/30/25 YTD)*

350
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

The following table and chart compare the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes for the period from December 31, 1997 to September 30, 2025.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period
	from December 31, 1997 through September 30, 2025
		S&P GSCI	DB LCI OY	SDCI TR
	BCOM TR	TR	TR	Actual
Total return	68.84%	26.79%	331.24%	1,130.16%
Average annualized return (total)	3.68%	4.31%	7.70%	11.40%
Annualized volatility	15.64%	22.47%	18.39%	15.07%
Annualized Sharpe ratio	0.09	0.09	0.29	0.59

Source: SHIM, Bloomberg

The table immediately above shows the performance of the SDCI from December 31, 1997 through September 30, 2025 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Bloomberg Commodity Index Total ReturnSM (“BCOM TR”), and the Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM (“DB LCI OYTR”). The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Bloomberg Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills. The data for the SDCI Total Return Index is derived by using the SDCI’s calculation methodology with historical prices for the futures contracts comprising the SDCI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to September 30, 2025; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes between September 30, 2015 and September 30, 2025, where the SDCI TR includes the initial composition of the index until December 24, 2020 when changes to the index composition became effective.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DB LCI OY TR, and the Hypothetical Returns of the SDCI TR

(9/30/2015-9/30/2025)

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

(9/30/2020-9/30/2025)

SDCI TR
SDCI Hypothetical TR
DB LCI OY TR
BCOM TR
S&P GSCI TR
350
300
250
200
150
100
50
-
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
Mar-24
Jun-24
Sep-24
Dec-24
Mar-25
Jun-25
Sep-25

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

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the SCI as of September 30, 2025.

SCI Contract Weights as of September 30, 2025

May 2026, 33.33%
'Dec 2025, 33.33%
Mar 2026, 33.33%

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

Hypothetical Performance of the SCI

The table and chart below show the hypothetical performance of the SCI from January 1, 2015 through September 30, 2025.

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results* for the period from Year

Ending 2015 through September 30, 2025 YTD

Year	Ending Level*	Annual Return
2015	704.39	(24.85)%
2016	815.94	15.84%
2017	1,069.01	31.02%
2018	842.94	(21.15)%
2019	905.32	7.40%
2020	1,124.23	24.18%
2021	1,422.52	26.53%
2022	1,222.97	(14.03)%
2023	1,294.82	5.88%
2024	1,369.05	5.73%
2025 (YTD)	1,636.82	19.56%

*    The “base level” for the SCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SCI on the last trading day of each year and is used to illustrate the cumulative performance of the SCI.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Copper Index (“SCI”) Year-Over-Year

Hypothetical Total Returns (1/1/2015-9/30/2025 YTD)

SCI TR
SCI Hypothetical TR
BCOM Copper TR
Spot Copper
Spot Copper - Storage Cost
250
200
150
100
50
-
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025

Source: SummerHaven Index Management, Bloomberg

The following table compares the total return of the SCI in comparison with the total return a major index and spot copper prices (less storage cost) from December 31, 1997 through September 30, 2025.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period
	from December 31, 1997 through September 30, 2025
	BCOM	Spot Copper	SCI TR
	HG TR	(less storage)	Actual
Total return	584.32%	162.77%	945.22%
Average annualized return (total)	12.31%	8.25%	14.30%
Annualized volatility	25.21%	24.04%	24.72%
Annualized Sharpe ratio	0.40	0.25	0.48

Source: SHIM, Bloomberg

The table above shows the performance of the SCI from December 31, 1997 through September 30, 2025 in comparison with a traditional commodity index and spot copper prices: the Bloomberg Copper Subindex Total ReturnSM and spot copper prices less warehouse storage rents. The Bloomberg Copper Subindex Total ReturnSM includes the contract in the Bloomberg Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the SCI’s calculation methodology with historical prices for the futures contracts comprising the SCI. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the SCI. As a result, there are inherent limitations in comparing such performance against the SCI. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Bloomberg Copper Subindex Total Return which may be found on its website. In addition to the actual performance of the SCI, this chart includes as “SCI Hypothetical TR” the hypothetical performance of the SCI had the changes to the composition of the SCI, which became effective on January 1, 2021, been effective during the period from December 31, 1997 through December 31, 2020. USCF is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to September 30, 2025; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SCI in comparison with the actual return of three major indexes between September 30, 2015 and September 30, 2025, where the SCI includes the original composition of the index until the changes described above and became effective on January 1, 2021, from which point then the revised composition of the index is included.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of

BCOM HG TR, Spot Copper Price, Spot Copper Price less Storage Cost, and the

Hypothetical Returns of the SCI TR (9/30/2015-9/30/2025)

200
175
150
125
100
75
50
25
-
SCI TR
SCI Hypothetical TR
BCOM Copper TR
Spot Copper
Spot Copper - Storage Cost
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
Mar-24
Jun-24
Sep-24
Dec-24
Mar-25
Jun-25
Sep-25

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

Hypothetical Returns of the SCI TR (9/30/2020-9/30/2025)

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

Each Trust Series currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series’ NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series’ account at the Custodian and in Treasuries at one or more FCMs. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the nine months ended September 30, 2025, each Trust Series’ income earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets did not exceed the expenses.

Although permitted to do so under the Trust Agreement, each Trust Series has not leveraged, and does not intend to leverage, its assets through borrowings or otherwise, and makes its investments accordingly. Consistent with the foregoing, each Trust Series’ investments will take into account the need for the relevant Trust Series to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, the Trust Series becoming leveraged. If market conditions require it, these risk reduction procedures, including changes to a Trust Series’ investments, may occur on short notice.

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

Each Trust Series’ investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2025, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into OTC transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. FCMs are not allowed to commingle a Trust Series’ assets with their other assets. In addition, the CFTC requires FCMs to hold in a secure account a Trust Series’ assets related to foreign Futures Contracts trading. During the nine months ended September 30, 2025, USCI made investments on the London Metal Exchange. In the future, a Trust Series may purchase OTC swaps, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of September 30, 2025, each of USCI and CPER held cash deposits and short-term investments in the amount of $266,717,553 and $253,210,866, respectively, with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should the Trust Series’ custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2025, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the nine months ended September 30, 2025, FCM fees were approximately 0.07% of average daily total net assets for USCI, and approximately 0.02% of average daily total net assets for CPER. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through June 30, 2011 when such expense waiver was terminated. USCF voluntarily agreed to pay certain expenses typically borne by CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF terminated such expense waiver as of April 30, 2021. As a result, the Annual Fund Operating Expenses increased, which would negatively impact your total return from an investment in CPER. This voluntary expense waiver was in addition to those amounts USCF is contractually obligated to pay as described in Note 5 to the financial statements of the Trust and terminated on April 30, 2021.

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

As of September 30, 2025, USCI’s portfolio consisted of 5,212 Futures Contracts traded on the Futures Exchanges and CPER’s portfolio consisted of 2,268 Futures Contracts traded on the COMEX. For a list of each of USCI’s and CPER’s current holdings, please see www.uscfinvestments.com.

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

During the nine month reporting period ended September 30, 2025, no Trust Series had any OTC activities.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Trust and each Trust Series maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Trust’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms.

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

The lead plaintiff filed a notice of voluntary dismissal of its claims against BNP Paribas Securities Corporation, Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Morgan Stanley & Company, Inc., Nomura Securities International, Inc., RBC Capital Markets, LLC, SG Americas Securities LLC, and UBS Securities LLC.

The remaining defendants in In re: United States Oil Fund, LP Securities Litigation filed a motion to dismiss the claims in January 2021. On September 29, 2025, the Court granted the defendants’ motion to dismiss the class action complaint in its entirety without prejudice and granting plaintiff leave to move to amend the complaint by November 26, 2025. USCF, USO, and the individual defendants intend to continue vigorously contesting any such claims.

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

The Mehan Action alleges that the defendants breached their fiduciary duties to USO and failed to act in good faith in connection with a March 19, 2020 registration statement and offering and disclosures regarding certain extraordinary market conditions that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint seeks, on behalf of USO, compensatory damages, restitution, equitable relief, attorney’s fees, and costs. All proceedings in the Mehan Action are stayed pending final disposition of the motion(s) to dismiss in In re: United States Oil Fund, LP Securities Litigation.

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

The Court consolidated the Cantrell and AML Actions under the caption In re United States Oil Fund, LP Derivative Litigation, Civil Action No. 1:20-cv-06974 and appointed co-lead counsel. All proceedings in In re United States Oil Fund, LP Derivative Litigation are stayed pending final disposition of the motion(s) to dismiss in In re: United States Oil Fund, LP Securities Litigation.

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

Competing claims of intellectual property rights may adversely affect a Trust Series and an investment in a Trust Series’ shares.

USCF believes that it has properly licensed or obtained the appropriate consent of all necessary parties with respect to intellectual property rights. However, other third parties could allege ownership as to such rights and may bring legal action asserting their claims. The expenses in litigating, negotiating, cross-licensing or otherwise settling such claims may adversely affect each Trust Series. Additionally, as a result of such action, a Trust Series could potentially change its investment objective, strategies or benchmark. Each of these factors could have a negative impact on the performance of a Trust Series.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	USCI does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USCI redeemed 0 baskets (comprising 0 shares) during the third quarter of the year ending December 31, 2025. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2025:

Issuer Purchases of Equity Securities

Total
Number of
	Shares	Average Price Per
Period	Redeemed	Share
7/1/25 to 7/31/25	—	$—
8/1/25 to 8/31/25	—	$—
9/1/25 to 9/30/25	—	$—
Total	—
(d)	CPER does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, CPER redeemed 38 baskets (comprising 1,900,000 shares) during the third quarter of the year ending December 31, 2025. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2025:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
7/1/25 to 7/31/25	500,000	$35.13
8/1/25 to 8/31/25	1,350,000	$27.65
9/1/25 to 9/30/25	50,000	$28.63
Total	1,900,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended September 30, 2025.

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

Date: November 7, 2025

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 7, 2025