Form 10-K
period 2025-12-31
United States Commodity Index Funds Trust
filed 2026-02-27
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2025.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34833

United States Commodity Index Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	27-1537655
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The aggregate market value of the shares of each series of the registrant held by non-affiliates as of June 30, 2025 and the number of outstanding shares of each series of the registrant as of February 23, 2026 are included in the table below:

	Aggregate Market Value of Each Series’ Shares Held by Non-Affiliates as of June 30, 2025	Number of Outstanding Shares as of February 23, 2026
United States Commodity Index Fund	$241,744,927	3,650,000
United States Copper Index Fund	215,529,269	24,350,000
Total	$457,274,196	28,000,000

DOCUMENTS INCORPORATED BY REFERENCE:

None.

United States Commodity Index Funds Trust

i

Part I

Item 1. Business.

What is the Trust and the Trust Series?

The United States Commodity Index Funds Trust (the “Trust”) is a Delaware statutory trust formed on December 21, 2009. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act and is organized into three separate series (each series, a “Trust Series” and collectively, the “Trust Series”). As of December 31, 2025, the Trust includes the United States Commodity Index Fund (“USCI”), a commodity pool formed on April 1, 2010 and first made available to the public on August 10, 2010, and the United States Copper Index Fund (“CPER”), a commodity pool formed on November 26, 2010 and first made available to the public on November 15, 2011. USCI and CPER each issues shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (“NYSE Arca”).

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

Investors should be aware that USCI’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts or the prices of any particular group of futures contracts. USCI will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in USCI’s shares during the past year relative to a hypothetical direct investment in the various commodities and, in the future, it is likely that the relationship between the market price of USCI’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial). As of December 31, 2025, USCI held 1,132 Futures Contracts on the NYMEX, held 2,215 Futures Contracts on the ICE Futures, held 638 Futures Contracts on the CBOT, held 319 Futures Contracts on the CME, held 726 Futures Contracts on the LME and held 189 Futures Contracts on the COMEX.

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

Investors should be aware that CPER’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts or the prices of any particular group of futures contracts. CPER will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in CPER’s shares during the past year relative to a hypothetical direct investment in various commodities and, in the future, it is likely that the relationship between the market price of CPER’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) CPER’s shares began trading on November 15, 2011. As of December 31, 2025, CPER held 3,184 Futures Contracts on the COMEX.

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

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596. USCF is a wholly-owned subsidiary of USCF Investments, Inc., formerly Wainwright Holdings, Inc., a Delaware corporation (“USCF Investments”), which is an intermediate holding company that owns USCF and another advisor of exchange traded funds. USCF Investments is a wholly owned subsidiary of The Marygold Companies, Inc., formerly, Concierge Technologies, Inc. (publicly traded under the ticker: MGLD) (“Marygold”), a publicly traded holding company that owns various financial and non-financial businesses. Mr. Nicholas Gerber (discussed below), along with certain family members and certain other shareholders, owns the majority of the shares in Marygold. USCF Investments is a holding company that currently holds both USCF, as well as USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended, (“USCF Advisers”). USCF Advisers serves as the investment adviser for the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund (“SDCI”), USCF Midstream Energy Income Fund (“UMI”), USCF Dividend Income Fund (“UDI”), USCF Gold Strategy Plus Income Fund (“USG”), USCF Sustainable Battery Metals Strategy Fund (“ZSB”), USCF Energy Commodity Strategy Absolute Return Fund (“USE”), and the USCF Oil Plus Bitcoin Strategy Fund (“WTIB”), USCF Sustainable Commodity Strategy Fund (“ZSC”), each a series of the USCF ETF Trust. USCF ETF Trust is registered under the Investment Company Act of 1940, as amended (the “1940 Act”). The Board of Trustees for the USCF ETF Trust consists of different independent trustees than those independent directors who serve on the Board of Directors of USCF. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a swaps firm on August 8, 2013.

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

The accountability levels for the commodities comprising an Applicable Index and other futures contracts traded on U.S.-based futures exchanges are not a fixed ceiling, but rather a threshold above which such exchanges may exercise greater scrutiny and control over an investor’s positions. As of December 31, 2025, USCI held 1,132 Futures Contracts on the NYMEX, held 2,215 Futures Contracts on the ICE Futures, held 638 Futures Contracts on the CBOT, held 319 Futures Contracts on the CME, held 726 Futures Contracts on the LME and held 189 Futures Contracts on the COMEX. As of December 31, 2025, CPER held 3,184 Futures Contracts on the COMEX. No Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, LME or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the year ended December 31, 2025, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, LME or ICE Futures.

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

The following graph shows the sector weights of the commodities selected for inclusion in the SDCI as of December 31, 2025.

SDCI Commodity Weights as of December 31, 2025

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

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the SCI as of December 31, 2025.

SCI Commodity Weights as of December 31, 2025

SCI Contract Weights as of December 31, 2025

July 2026, 33.33%
Mar 2026, 33.33%
May 2026, 33.33%

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

RBC Capital is subject to complex legal and regulatory requirements that continue to evolve. It is and has been subject to a variety of legal proceedings including arbitrations, class actions and other civil litigations, as well as to other regulatory examinations, reviews, investigations (both formal and informal), audits and requests for information by various governmental regulatory agencies and self-regulatory organizations in various jurisdictions. Some of these matters may involve novel legal theories and interpretations and claims for very substantial or indeterminable damages, and some could result in the imposition of substantial civil damages (including punitive damages), regulatory enforcement penalties, fines, injunctions or other relief. In its discretion RBC Capital may choose to resolve claims, litigations or similar matters at any time. Based on the facts as currently known, it is not possible to predict the ultimate outcome of such proceedings or the timing of their resolution.

The following is a description of RBC Capital’s significant legal proceedings.

LIBOR litigation

Royal Bank of Canada (“RBC”), RBC Capital’s ultimate parent, and several U.S. dollar panel banks have been named as defendants in private lawsuits filed in the U.S. with respect to the setting of U.S. dollar LIBOR including a number of class action lawsuits which have been consolidated before the U.S. District Court for the Southern District of New York. RBC Capital was named as a defendant in one of those lawsuits. The complaints in those private lawsuits assert claims under various U.S. laws, including U.S. antitrust laws, the U.S. Commodity Exchange Act, and state law. On December 30, 2021, the United States Court of Appeals for the Second Circuit issued an opinion affirming in part and reversing in part certain district court rulings that had dismissed a substantial portion of the consolidated class action on jurisdictional grounds and lack of standing. The Second Circuit remanded the matter to the district court for further proceedings consistent with its decision.

On July 21, 2023, RBC and several other defendants executed a settlement agreement resolving the LIBOR class action brought on behalf of certain plaintiffs that purchased U.S. dollar LIBOR-based instruments. RBC and the other defendants agreed to a $101 million settlement amount. On December 12, 2023, the settlement agreement was granted final court approval.

In 2024, RBC and several other defendants executed settlement agreements resolving the two remaining LIBOR putative class actions in which RBC was a defendant. These class actions were brought on behalf of certain plaintiffs who transacted in Eurodollar futures contracts and/or related options on exchanges (the Exchange Action), and certain plaintiffs who originated or purchased LIBOR-linked loans (the Lender Action). RBC and the other defendants agreed to a $3.45 million settlement amount in the Exchange Act and a $1.91 million settlement amount in the Lender Action. The settlements in both the Exchange Action and Lender Action were granted final court approval on September 5, 2024 and October 17, 2024, respectively.

RBC remains a defendant in certain LIBOR-related individual actions.

Royal Bank of Canada Trust Company (Bahamas) Limited Proceedings

On April 13, 2015, a French investigating judge notified the RBC Capital’s affiliate, Royal Bank of Canada Trust Company (Bahamas) Limited (RBC Bahamas), of the issuance of an ordonnance de renvoi referring RBC Bahamas and other unrelated persons to the French tribunal correctionnel to face the charge of complicity in estate tax fraud relating to actions taken relating to a trust for which RBC Bahamas serves as trustee. RBC Bahamas contested the charge in the French court. On January 12, 2017, the French court acquitted all parties including RBC Bahamas and on June 29, 2018, the French appellate court affirmed the acquittals. The acquittals were appealed and on January 6, 2021 the French Supreme Court issued a judgment reversing the decision of the French Court of Appeal and sent the case back to the French Court of Appeal for rehearing.

On March 5, 2024, the Court of Appeal rendered a judgment of conviction (the Conviction) against RBC Bahamas and the other parties. RBC Bahamas was ordered by the Court of Appeal to pay a fine in connection with the Conviction. In addition, the Court of Appeal ordered that certain of those convicted of complicity in the matter, including RBC Bahamas, are jointly liable for the allegedly unpaid inheritance taxes owing, plus penalties and interest (such aggregate amount will be determined in a separate proceeding before the tax courts, the timing of which is to be determined). RBC Bahamas believes that its actions did not violate French law, and has appealed the Conviction to the French Supreme Court. Under French law, upon the filing of an appeal by RBC Bahamas, the Conviction, as well as its effects (fine and joint liability) were stayed pending the outcome of the appeal.

In 2016, RBC was granted an exemption by the U.S. Department of Labor that allows RBC and its current and future affiliates, including RBC Capital, to continue to qualify for the Qualified Professional Asset Manager (QPAM) exemption under the Employee Retirement Income Security Act despite any potential conviction of RBC Bahamas in the French proceeding, for a temporary one year period from the date of conviction. RBC Capital relies on the QPAM exemption in its ability to manage pension and retirement funds. On December 11, 2023, the U.S. Department of Labor published a technical correction to the prior one-year exemption reflecting the fact that the then-pending Court of Appeal’s decision will be rendered by an appellate court, and not the district court. As a result of the Conviction, the temporary one-year period commenced on March 5, 2024. RBC has sought longer term relief from the Department of Labor.

RBC Bahamas continues to review the trustee’s and the trust’s legal obligations, including the liabilities and potential liabilities under applicable tax and other laws.

SEC investigation

In October 2022, RBC Capital received a request for information and documents from the United States Securities and Exchange Commission (SEC) concerning compliance with records preservation requirements relating to business communications exchanged on personal devices and other electronic channels that have not been approved by RBC Capital. In August 2024, the SEC entered into a settlement with RBC Capital. RBC agreed to a $45 million settlement amount. On February 7, 2025, RBC Capital sought to modify the settlement order. The SEC denied the request to modify on April 15, 2025.

FINRA disciplinary action

In a FINRA investigation, FINRA found that between 2010 and 2019, RBC Capital sent trade confirmations to customers for fixed income transactions that contained inaccurate information which stemmed from errors in RBC Capital’s electronic systems. FINRA also found that RBC Capital failed to send SEC-required trade confirmations for certain dividend reinvestment program transactions between 2006 and 2023. On April 29, 2024, FINRA entered into a settlement with RBC Capital. RBC Capital agreed to pay a $375,000 fine and $393,833.50 in restitution to customers.

U.K. government bonds litigation

In June 2023, RBC Europe Limited and the RBC Capital, among other financial institutions, were named as defendants in a putative class action filed in the U.S. by plaintiffs alleging anti-competitive conduct, between 2009 and 2013, in the U.K. government bonds market. In September 2023, the defendants filed a motion to dismiss the complaint which motion was granted, without prejudice, in September 2024. Subsequently, on October 31, 2024, RBC Europe Limited, RBC Capital and certain of the other defendants executed an agreement to dismiss the action, with prejudice, against those defendants. The settlement agreement remains subject to court approval.

SEC retirement plan investigation

In an order issued on April 24, 2020, the SEC found that RBC Capital failed to disclose potential conflicts of interest to certain retail retirement account and charitable organization brokerage customers between 2012 and 2017. RBC Capital agreed to a settlement and was ordered to pay a disgorgement of $2,607,676 with prejudgment interest of $631,331 and a civil penalty of $650,000.

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

SHIM’s principal business address is 1266 East Main Street, Soundview Plaza, Fourth Floor, Stamford, CT 06902.

Summary of Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the information in “Item 1A. Risk Factors”, including, but not limited to, the following risks:

●	The NAV of a Trust Series’ shares relates directly to the value of its assets invested in accordance with the Applicable Index and other assets held by a Trust Series and fluctuations in the prices of these assets could materially adversely affect an investment in a Trust Series’ shares. Past performance is not necessarily indicative of future results; all or substantially all of an investment in a Trust Series could be lost.
●	An investment in a Trust Series may provide little or no diversification benefits. Thus, in a declining market, a Trust Series may have no gains to offset losses from other investments, and an investor may suffer losses on an investment in a Trust Series while incurring losses with respect to other asset classes.
●	Price volatility may possibly cause the total loss of your investment.
●	Natural disasters, public health disruptions (such as the COVID-19 pandemic), and international armed conflicts could impact the price of commodities and/or the value, pricing and liquidity of a Trust Series' investments or assets which, in turn, could cause the loss of your investment in the Trust Series.
●	Historical performance of a Trust Series and its Applicable Benchmark Component Futures Contracts is not indicative of future performance.
●	The market price at which investors buy or sell shares may be significantly more or less than NAV.
●	Daily percentage changes in a Trust Series’ NAV may not correlate with daily percentage changes in the price of the Applicable Index.
●	An investment in a Trust Series is not a proxy for investing in the commodities markets, and the daily percentage changes in the price of the Applicable Benchmark Component Futures Contracts, or the NAV of the Trust Series, may not correlate with daily percentage changes in the spot price of the physical commodities that underlie the Applicable Index.
●	Daily percentage changes in the price of the Applicable Benchmark Component Futures Contract may not correlate with daily percentage changes in the spot price of the corresponding commodity.
●	The price relationship between each Applicable Index at any point in time and the Futures Contracts that will become the Applicable Benchmark Component Futures Contracts on the next rebalancing date will vary and may impact both a Trust Series’ total return and the degree to which its total return tracks that of commodity price indices.
●	Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause tracking error, which could cause the price of shares to substantially vary from the Applicable Index.
●	Risk mitigation measures imposed by the Trust Series’ FCMs have the potential to cause tracking error by limiting a Trust Series’ investments, including its ability to fully invest in the Applicable Benchmark Component Futures Contract and other Futures Contracts, which could cause the price of the Trust Series’ shares to substantially vary from the price of the Applicable Benchmark Component Futures Contracts.
●	An investor’s tax liability may exceed the amount of distributions, if any, on its shares.
●	An investor’s allocable share of taxable income or loss may differ from its economic income or loss on its shares.
●	Items of income, gain, deduction, loss and credit with respect to shares could be reallocated for U.S. federal income tax purposes, the Trust Series could be liable for U.S. federal income tax, if the Internal Revenue Service (“IRS”) does not accept the assumptions and conventions applied by the Trust Series in allocating those items, with potential adverse consequences for an investor.

●	Each Trust Series could be treated as a corporation for federal income tax purposes, which may substantially reduce the value of the shares.
●	The Trust is organized as a Delaware statutory trust, but each Trust Series is treated as a limited partnership in accordance with the provisions of the Trust Agreement and applicable state law, and therefore, each Trust Series has a more complex tax treatment than traditional mutual funds.
●	If a Trust Series is required to withhold tax with respect to any Non-U.S. shareholders, the cost of such withholding may be borne by all shareholders.
●	The impact of changes in U.S. federal income tax laws on the Trust Series is uncertain.
●	Each Trust Series will be subject to credit risk with respect to counterparties to OTC contracts entered into by the Trust on behalf of a Trust Series.
●	Valuing OTC derivatives may be less certain than actively traded financial instruments.

Fees of USCI and CPER

Fees and Compensation Arrangements with USCF, Non-Affiliated Service Providers and the Trustee

Service Provider	Compensation Paid by USCF
United States Commodity Funds LLC, Sponsor	Each Trust Series pays USCF a management fee based on its average daily net assets and paid monthly at an annual rate of 0.80% for USCI and 0.65% for CPER.(1)

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

Expenses Paid or Accrued by USCI from Inception through December 31, 2025 in Dollar Terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF(4):	$49,691,903
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$5,663,658
Other Amounts Paid or Accrued(5)(6):	$8,762,112
Total Expenses Paid or Accrued:	$64,117,673
Expenses Waived(4)(6):	$(88,304)
Total Expenses Paid or Accrued Including Expenses Waived(4)(6):	$64,029,369
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

Expenses Paid or Accrued by USCI from Inception through December 31, 2025 as a Percentage of Average Daily Net Assets:

Amount as a Percentage of Average
Expenses:	Daily Net Assets
Amount Paid or Accrued to USCF(7):	0.82% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.09% annualized
Other Amounts Paid or Accrued(8)(9):	0.14% annualized
Total Expenses Paid or Accrued:	1.05% annualized
Expenses Waived(7)(9):	0.00% annualized	(8)
Total Expenses Paid or Accrued Including Expenses Waived(7)(10):	1.05% annualized
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

Other Fees. USCI also pays the fees and expenses associated with its audit expenses, professional fees, and tax accounting and reporting requirements. These fees were $353,700 for the fiscal year ended December 31, 2025. In addition, USCI is responsible for paying its portion of the directors’ and officers’ liability insurance for USCI, the other Trust Series and the Related Public Funds. In addition, as of July 8, 2011, USCI became responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of USCI, the other Trust Series and the Related Public Funds. USCI shares the fees and expenses on a pro rata basis with the other Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2025 were approximately $754,349 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses were $65,484.

Expenses Paid or Accrued by CPER from Inception through December 31, 2025 in Dollar Terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF(11):	$6,763,458
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$263,807
Other Amounts Paid or Accrued(12)(13):	$3,388,312
Total Expenses Paid or Accrued:	$10,415,577
Expenses Waived(11)(12):	$(669,393)
Total Expenses Paid or Accrued Including Expenses Waived(11)(12):	$9,746,184
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

(13)	Includes expenses relating to legal fees, auditing fees, printing expenses and tax reporting fees.

Expenses Paid or Accrued by CPER from Inception through December 31, 2025 as a Percentage of Average Daily Net Assets:

Amount as a Percentage
Expenses:	of Average Daily Net Assets
Amount Paid or Accrued to USCF(14):	0.77% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.03% annualized
Other Amounts Paid or Accrued(15)(16):	0.39% annualized
Total Expenses Paid or Accrued:	1.19% annualized
Expenses Waived(14)(16):	(0.08)% annualized	(9)
Total Expenses Paid or Accrued Including Expenses Waived(14)(16):	1.12% annualized
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

Other Fees. CPER also pays the fees and expenses associated with its audit expenses, professional fees, and tax accounting and reporting requirements. These fees were $442,150 for the year ended December 31, 2025. In addition, CPER is responsible for paying its portion of the directors’ and officers’ liability insurance for CPER, the other Trust Series and the Related Public Funds. In addition, as of July 8, 2011, CPER became responsible for paying the fees and expenses of the independent directors who also serve as audit committee members of CPER, the other Trust Series and the Related Public Funds. CPER shares the fees and expenses on a pro rata basis with the other Trust Series and with each Related Public Fund, as described above, based on the relative assets of each fund on a daily basis. These fees and expenses for the year ended December 31, 2025 were approximately $754,349 for the Trust Series and the Related Public Funds. CPER’s portion of such fees and expenses were $57,832.

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

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be (1) either registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF on behalf of a Trust Series (each such agreement, an “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and/or cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by USCF, without the consent of any shareholder or Authorized Participant. Effective January 1, 2016, USCF permanently lowered the management fee to 0.80% (80 basis points) per annum of average daily total net assets for USCI and 0.65% (65 basis points) per annum of average daily total net assets for CPER. Authorized Participants pay each Trust Series a $350 transaction fee for each order they place to create one or more Creation Baskets or to redeem one or more Redemption Baskets. The transaction fee may be reduced, increased or otherwise changed by USCF. Authorized Participants who make deposits with a Trust Series in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or USCF, and no such person will have any obligation or responsibility to the Trust or USCF to effect any sale or resale of shares. As of December 31, 2025, 11 Authorized Participants had entered into agreements with USCF on behalf of USCI. During the year ended December 31, 2025, USCI issued 17 Creation Baskets and redeemed 3 Redemption Baskets. As of December 31, 2025, 11 Authorized Participants had entered into agreements with USCF on behalf of CPER. During the year ended December 31, 2025, CPER issued 238 Creation Baskets and redeemed 89 Redemption Baskets.

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

Investment Risk

The NAV of a Trust Series shares relates directly to the value of its assets invested in accordance with the Applicable Index and other assets held by a Trust Series and fluctuations in the prices of these assets could materially adversely affect an investment in a Trust Series’ shares. Past performance is not necessarily indicative of future results; all or substantially all of an investment in a Trust Series could be lost.

The net assets of each Trust Series consist primarily of investments in Futures Contracts and, to a lesser extent, in Other Commodity-Related Investments. The NAV of a Trust Series’ shares relates directly to the value of these assets (less liabilities, including accrued but unpaid expenses), which in turn relates to the market price of the commodities which comprise the Applicable Index.

Economic conditions. The demand for commodities, in general, correlates closely with general economic growth rates. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on commodity prices, demand and, therefore, may have an adverse impact on commodity prices. Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates, periods of civil unrest, military conflicts, war (such as the Russia-Ukraine war), pandemics (e.g., the COVID-19 pandemic), government austerity programs, trade wars between nations, or currency exchange rate fluctuations, can also impact the demand for commodities. Sovereign debt downgrades, defaults, inability to access debt markets due to credit or legal constraints, liquidity crises, the breakup or restructuring of fiscal, monetary, or political systems such as the European Union, and other events or conditions that impair the functioning of financial markets and institutions also may adversely impact the demand for commodities.

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

Other supply-related factors. Commodities prices also vary depending on a number of factors affecting supply, including geopolitical risk associated with wars (such as the Russia-Ukraine war), terrorist attacks and tensions between countries, including sanctions imposed as a result of the foregoing, or trade wars, any of which can adversely affect commodity trade flows by limiting or disrupting trade between countries or regions. World food supply levels can also be affected by other factors that reduce available supplies, such as natural disasters, disruptions in competitors’ operations, or unexpected unavailability of distribution channels. Technological change can also alter the relative costs for companies in the commodities industry to produce, and process and distribute a commodity, which in turn, may affect the supply of and demand of such commodity. For example, increased supply from the development of hybrid crops (such as corn and soybeans) and technologies for efficient farming tends to reduce prices in such commodity to the extent such supply increases are not offset by commensurate growth in demand. Similarly, increases in industry manufacturing capacity may impact the supply of a particular crop.

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

Market volatility is attributable to things like the COVID-19 pandemic and related supply chain disruptions, war (such as the Russia-Ukraine war), and continuing disputes among commodity-producing countries, the introduction of or changes in tariffs or trade barriers, and trade wars between nations. Events such as these, and others, could cause volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by a Trust Series and the impact of which could limit the Trust Series’ ability to have a substantial portion of its assets invested in the Applicable Benchmark Component Futures Contracts. In such a circumstance, the Trust Series could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contracts and/or Other Related Investments.

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

Historically, Futures Contracts and Other Related Investments have generally been non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is a low statistically valid relationship between the performance of futures and other commodity interest transactions, on the one hand, and stocks or bonds, on the other hand.

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

Each Trust Series’ NAV per share will change throughout the day as fluctuations occur in the market value of such Trust Series’ portfolio investments. The public trading price at which an investor buys or sells shares during the day from their broker may be different from the NAV of the shares, which is also the price shares can be redeemed with a Trust Series by Authorized Participants in Redemption Baskets. Generally, price differences may relate to supply and demand forces at work in the secondary trading market for shares that are closely related to, but not identical to, the same forces influencing the prices of the commodities comprising the Applicable Index and the Applicable Index at any point in time. USCF expects that exploitation of certain arbitrage opportunities by Authorized Participants and their clients will tend to cause the public trading price to track NAV per share closely over time, but there can be no assurance of that.

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

The correlation between changes in prices of an Applicable Benchmark Component Futures Contract and the spot price of the corresponding commodity may at times be only approximate. The degree of imperfection of correlation depends upon circumstances such as variations in the speculative commodities market, supply of and demand for Futures Contracts (including the Applicable Benchmark Component Futures Contract) and Other Related Investments, and technical influences in futures trading.

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

An investment in a Trust Series is not a proxy for investing in the commodities markets. To the extent that investors use a Trust Series as a means of indirectly investing in physical commodities, there is the risk that the daily changes in the price of the Trust Series’ shares on the NYSE Arca, on a percentage basis, will not closely track the daily changes in the spot price of the commodities on a percentage basis. This could happen if the price of shares traded on the NYSE Arca does not correlate closely with the value of the Trust Series’ NAV; the changes in the Trust Series’ NAV do not correlate closely with the changes in the price of the Benchmark Component Futures Contracts; or the changes in the prices of the Benchmark Component Futures Contracts do not closely correlate with the changes in the cash or spot price of the commodities. This is a risk because if these correlations do not exist, then investors may not be able to use the Trust Series as a cost-effective way to indirectly invest in commodities or as a hedge against movements in the spot price of commodities. The degree of correlation among a Trust Series’ share price, the price of the Benchmark Component Futures Contract and the spot price of commodities depends upon circumstances such as variations in the speculative commodities market, supply of and demand for Futures Contracts (including the Applicable Benchmark Component Futures Contracts) and Other Related Investments, and technical influences on trading futures contracts. Investors who are not experienced in investing in futures contracts or the factors that influence that market or speculative trading in futures markets and may not have the background or ready access to the types of information that investors familiar with these markets may have and, as a result, may be at greater risk of incurring losses from trading in a Trust Series’ shares than such other investors with such experience and resources.

The price relationship between each Applicable Index at any point in time and the Futures Contracts that will become the Applicable Benchmark Component Futures Contracts on the next rebalancing date will vary and may impact both a Trust Series’ total return and the degree to which its total return tracks that of commodity price indices.

The design of each Applicable Index is such that every month it is made up of different Applicable Benchmark Component Futures Contracts, and a Trust Series’ investment must be rebalanced on an ongoing basis to reflect the changing composition of the Applicable Index. In the event of a commodity futures market where near month contracts to expire trade at a higher price than next month contracts to expire, a situation referred to as “backwardation” in the futures market, then absent the impact of the overall movement in commodity prices, the value of the Applicable Index would tend to rise as it approaches expiration. As a result, a Trust Series may benefit because it would be selling more expensive contracts and buying less expensive ones on an ongoing basis. Conversely, in the event of a commodity futures market where near month contracts trade at a lower price than next month contracts, a situation described as “contango” in the futures market, then absent the impact of the overall movement in commodity prices, the value of the Applicable Index would tend to decline as it approaches expiration. As a result, a Trust Series’ total return may be lower than might otherwise be the case because it would be selling less expensive contracts and buying more expensive ones. The impact of backwardation and contango may cause the total return of a Trust Series per share NAV to vary significantly from the total return of other price references, such as the spot price of the commodities comprising the Applicable Index. Moreover, absent the impact of rising or falling commodity prices, a prolonged period of contango could have a significant negative impact on a Trust Series’ per share NAV and total return and investors could lose part or all of their investment.

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

Risk mitigation measures that could be imposed by the Trust Series’ FCMs have the potential to cause tracking error by limiting a Trust Series’ investments, including its ability to fully invest in the Applicable Benchmark Component Futures Contract and other Futures Contracts, which means that changes in the price of the Trust Series’ shares could substantially vary from changes in the prices of the Applicable Benchmark Component Futures Contracts.

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

Cash or property will be distributed at the sole discretion of USCF. USCF has not and does not currently intend to make cash or other distributions with respect to shares. Investors will be required to pay U.S. federal income tax and, in some cases, state, local, or non-U.S. income tax, on their allocable share of a Trust Series’ taxable income, without regard to whether they receive distributions or the amount or value of any such distributions. Therefore, the tax liability of an investor with respect to its shares may exceed the amount of cash or value of property (if any) distributed with respect to such shares.

An investor’s allocable share of taxable income or loss may differ from its economic income or loss on the shares.

Due to the application of the assumptions and conventions applied by a Trust Series in making allocations for U.S. federal income tax purposes and other factors, an investor’s allocable share of a Trust Series’ income, gain, deduction, loss, or credit may be different than its economic profit or loss from the shares for a taxable year. This difference could be temporary or permanent and, if permanent, may subject an investor to tax on amounts in excess of its economic income.

Items of income, gain, deduction, loss and credit with respect to shares could be reallocated, for U.S. federal income tax purposes and the Trust Series could be liable for U.S. federal income tax, if the IRS does not accept the assumptions and conventions applied by the Trust Series in allocating those items, with potential adverse consequences for an investor.

The U.S. federal income tax rules pertaining to entities treated as partnerships for U.S. federal income tax purposes are complex and their application to large, publicly traded partnerships such as the Trust Series is in many respects uncertain. The Trust Series applies certain assumptions and conventions in an attempt to comply with the intent of the applicable rules and to report taxable income, gains, deductions, losses and credits in a manner that properly reflects shareholders’ economic gains and losses. It is possible that the IRS could successfully challenge the application by a Trust Series of these assumptions and conventions as not fully complying with all aspects of the Internal Revenue Code of 1986, as amended (the “Code”), and applicable U.S. Treasury Regulations, which would require the Trust Series to reallocate items of income, gain, deduction, loss or credit in a manner that adversely affects investors. If this occurs, investors may be required to file an amended U.S. federal income tax return and to pay additional taxes, plus deficiency interest, and may be subject to penalties.

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

The Trust, on behalf of each Trust Series, has received an opinion of counsel that, under current U.S. federal income tax laws, each Trust Series will be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, provided that (i) at least 90 percent of the Trust Series’ annual gross income will be derived from (a) income and gains from commodities (not held as inventory) or futures, forwards, options, swaps and other notional principal contracts with respect to commodities, and (b) interest income (“qualifying income”); (ii) the Trust and each Trust Series is organized and operated in accordance with its governing agreements and applicable law; and (iii) neither the Trust nor the Trust Series elects to be taxed as a corporation for U.S. federal income tax purposes. Although USCF anticipates that each Trust Series has satisfied and will continue to satisfy the “qualifying income” requirement for all of its taxable years that result cannot be assured. No Trust Series has requested and will not request any ruling from the IRS with respect to its classification as a partnership for U.S. federal income tax purposes. If the IRS were to successfully assert that a Trust Series is taxable as a corporation for U.S. federal income tax purposes in any taxable year, rather than passing through its income, gains, losses, deductions and credits proportionately to its shareholders, the Trust Series would be subject to U.S. federal income tax imposed at applicable corporate rates on its net income for the year. In addition, although USCF does not currently intend to make distributions with respect to the shares, if a Trust Series were treated as a corporation for U.S. federal income tax purposes, any distributions made with respect to the Trust Series’ shares would be taxable to shareholders as dividend income to the extent of a Trust Series’ current and accumulated earnings and profits. Taxation of the Trust and each Trust Series as a corporation could materially reduce the after-tax return on an investment in shares and could substantially reduce the value of the shares.

The Trust is organized as a Delaware statutory trust in accordance with the provisions of the Trust Agreement and applicable state law, but each Trust Series is treated as a partnership for U.S. federal income tax purposes, and therefore, each Trust Series has a more complex tax treatment than traditional mutual funds.

The Trust is organized as a Delaware statutory trust in accordance with the provisions of the Trust Agreement and applicable state law, but each Trust Series is treated as a partnership for U.S. federal income tax purposes. No U.S. federal income tax is paid by any Trust Series on its income. Instead, each Trust Series will furnish shareholders each year with tax information on IRS Schedules K-1 and/or K-3 (Form 1065), as applicable, and each U.S. shareholder is required to report on its U.S. federal income tax return its allocable share of the income, gain, loss, deduction, and credit of each Trust Series. These amounts must be reported without regard to the amount of cash or value of the property the shareholder receives (if any) as a distribution from an applicable Trust Series during the taxable year. A shareholder, therefore, may be allocated income or gain by a Trust Series but receive no cash distribution with which to pay the tax liability resulting from the allocation, or may receive a distribution that is insufficient to pay such liability.

In addition to U.S. federal income taxes, shareholders may be subject to other taxes, such as state and local income taxes, unincorporated business taxes, business franchise taxes and estate, inheritance or intangible taxes that may be imposed by the various jurisdictions in which the Trust Series do business or own property or where the shareholders reside. Although an analysis of those various taxes is not presented here, each prospective shareholder should consider their potential impact on its investment in a Trust Series. It is each shareholder’s responsibility to file the appropriate U.S. federal, state, local, and non-U.S. tax returns.

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

In general, legislative or other actions relating to U.S. federal income taxes could have a negative effect on the Trust Series or their investors. Matters pertaining to U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The Trump Administration has proposed significant changes to the Code and existing U.S federal income tax regulations and there are a number of proposals in Congress that, if enacted, would similarly modify the Code. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could result in adverse tax consequences to the Trust, the Trust Series and their investors. Investors are urged to consult with their tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of a Trust Series.

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

Regulations adopted by global prudential regulators that are now in effect require certain prudentially regulated entities and certain of their affiliates and subsidiaries (including swap dealers) to include in their derivatives contracts and certain other financial contracts terms that delay or restrict the rights of counterparties (such as a Trust Series) to terminate such contracts, foreclose upon collateral, exercise other default rights or restrict transfers of credit support in the event that the prudentially regulated entity and/or its affiliates are subject to certain types of resolution or insolvency proceedings. Similar regulations and laws have been adopted in non-U.S. jurisdictions that may apply to each Trust Series’ counterparties located in those jurisdictions. These requirements could adversely affect each Trust Series’ ability to terminate existing derivatives contracts, exercise default rights, or satisfy obligations owed to it with collateral received under such contracts if a Trust Series counterparty and/or its affiliates is subject to resolution or insolvency proceedings.

The use of swap agreements may expose a Trust Series to early termination risk, which could result in significant losses to the Trust Series.

Swap agreements do not have uniform terms. A swap counterparty may have the right to close out the Trust Series’ position due to the occurrence of certain events (for example, if a Trust Series defaults on certain terms of the swap agreement, or if there is a material decline in the Trust Series’ NAV on a particular day) and request immediate payment of amounts owed by the Trust Series under the agreement. If the level of the Trust Series’ NAV has a dramatic intraday move, the terms of the swap agreement may permit the counterparty to close out a transaction with the Trust Series at a price calculated by the counterparty that, in good faith, represents such counterparty’s loss, but such loss may not represent fair market value.

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

Futures positions cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as war or a foreign government taking political actions that disrupt the market for its currency, its crude oil production or exports, or another major export, can also make it difficult to liquidate a position. Because both Futures Contracts and Other Related Investments may be illiquid, a Trust Series’ Commodity Interests may be more difficult to liquidate at favorable prices in periods of illiquid markets and losses may be incurred during the period in which positions are being liquidated. The large size of the positions that a Trust Series may acquire increases the risk of illiquidity both by making its positions more difficult to liquidate and by potentially increasing losses while trying to do so.

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

The Trust Series are not actively managed by conventional methods. Accordingly, if a Trust Series’ investments are declining in value, in the ordinary course, the Trust Series will not close out such positions except in connection with paying the proceeds to an Authorized Participant upon the redemption of a basket or closing out its positions in the Applicable Benchmark Component Futures Contracts and other permitted investments (i) in connection with the monthly change in the Applicable Benchmark Component Futures Contracts; (ii) when the Trust Series otherwise determines it would be appropriate to do so, e.g., due to regulatory requirements or risk mitigation measures (including those that may be taken by a Trust Series, a Trust Series’ FCMs, counterparties or other market participants); or (iii) to avoid the Trust Series becoming leveraged, and it reinvests the proceeds in new Applicable Benchmark Component Futures Contracts or Other Related Investments to the extent possible. USCF will seek to cause the NAV a Trust Series shares to track the Applicable Index during periods in which the price is flat or declining as well as when the price is rising.

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

The liquidity of a Trust Series’ shares may also be affected by the withdrawal from participation of Authorized Participants, which could adversely affect the market price of the shares.

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

Regulatory changes or actions, including the implementation of new legislation, are impossible to predict but may significantly and adversely affect a Trust Series.

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. Such statutes, regulations and requirements are subject to ongoing modification by governmental and judicial action. This is particularly so whenever there is a change in presidential administration, which can lead to changes in regulatory priorities and policy. The effect of any future regulatory change on a Trust Series is impossible to predict, but it could be substantial and adverse. In addition, the CFTC, SEC, futures exchanges, and other entities are authorized to take extraordinary actions in the event of a market emergency including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. For a more detailed discussion of the regulations to be imposed by the CFTC and the SEC and the potential impacts thereof on a Trust Series, please see “Item 1. Business - Commodities Regulation” in this annual report on Form 10-K.

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

Each Trust Series is subject to actual and potential inherent conflicts involving USCF, various commodity futures brokers and Authorized Participants. USCF’s officers, directors and employees do not devote their time exclusively to a Trust Series and also are directors, officers or employees of other entities that may compete with each Trust Series for their services. They could have a conflict between their responsibilities to a Trust Series and to those other entities. As a result of these and other relationships, parties involved with a Trust Series have a financial incentive to act in a manner other than in the best interests of such Trust Series and the shareholders. USCF has not established any formal procedure to resolve conflicts of interest. Consequently, investors are dependent on the good faith of the respective parties subject to such conflicts of interest to resolve them equitably. Although USCF attempts to monitor these conflicts, it is extremely difficult, if not impossible, for USCF to ensure that these conflicts do not, in fact, result in adverse consequences to the shareholders.

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

In the event that there was a suspension in the ability of Authorized Participants to purchase additional Creation Baskets, Authorized Participants and other groups that make a market in shares of a Trust Series would likely still continue to actively trade the shares. However, in such a situation, Authorized Participants and other market makers may seek to adjust the market they make in the shares. Specifically, such market participants may increase the spread between the prices that they quote for offers to buy and sell shares to allow them to adjust to the potential uncertainty as to when they might be able to purchase additional Creation Baskets of shares. In addition, Authorized Participants may be less willing to offer to quote offers to buy or sell shares in large numbers. The potential impact of either wider spreads between bid and offer prices, or reduced number of shares on which quotes may be available, could increase the trading costs to investors in the Trust Series compared to the quotes and the number of shares on which bids and offers are made if the Authorized Participants still were able to freely create new baskets of shares. In addition, there could be a significant variation between the market price at which shares are traded and the shares’ NAV, which is also the price at which shares can be redeemed with the Trust Series by Authorized Participants in Redemption Baskets. The foregoing could also create significant deviations from the Trust Series’ investment objective. Any potential impact to the market for shares of the Trust Series that could occur from the Authorized Participant’s inability to create new baskets would likely not extend beyond the time when a Trust Series resumes selling Creation Baskets.

A Trust Series may determine that, to allow it to reinvest the proceeds from sales of its Creation Baskets in currently permitted assets in a manner that meets its investment objective, it may limit its offers of Creation Baskets.

A Trust Series may determine to limit the issuance of its shares through the offering of Creation Baskets to its Authorized Participants. As a result of certain circumstances described herein, including (1) the need to comply with regulatory requirements (including, but not limited to, exchange accountability levels and position limits as well as statutory or regulatory limits); (2) market conditions (including but not limited to those allowing USCI to obtain greater liquidity or to execute transactions with more favorable pricing); and (3) risk mitigation measures (including those that may be taken by the a Trust Series, a Trust Series’ FCMs, counterparties or other market participants) that limit the Trust Series and other market participants from investing in particular commodity futures contracts, a Trust Series’ management may determine that it will limit the issuance of shares and the offerings of Creation Baskets because it is unable to invest the proceeds from such offerings in investments that would permit it to reasonably meet its investment objective.

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

The Trust Series may be subject to interest rate risk, which may prevent them from investing fully at prevailing rates until any current investments in Treasuries mature in order to avoid selling those investments at a loss.

Interest rate risk is the risk that fixed income securities and other investments in a Trust Series’ portfolio will fluctuate in value because of a change in interest rates. Interest rate changes can be sudden and unpredictable, and a Trust Series may lose money because of movements in interest rates. When interest rates rise, the value of fixed income securities typically falls. In a rising interest rate environment, the Trust Series may not be able to fully invest at prevailing rates until any current investments in Treasuries mature in order to avoid selling those investments at a loss. Interest rate risk is generally lower for shorter term investments and higher for longer term investments. In addition, in a rising interest rate environments, it is possible that the Treasuries held by a Trust Series will decline in value. When interest rates fall, a Trust Series may be required to reinvest the proceeds from the sale, redemption or early prepayment of a Treasuries or money market security at a lower interest rate.

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

USCF believes that it has properly licensed or obtained the appropriate consent of all necessary parties with respect to intellectual property rights. However, other third parties could allege ownership as to such rights and may bring legal action asserting their claims. The expenses in litigating, negotiating, cross-licensing or otherwise settling such claims may adversely affect a Trust Series. Additionally, as a result of such action, a Trust Series could potentially change its investment objective, strategies or benchmark. Each of these factors could have a negative impact on the performance of a Trust Series.

Due to the increased use of technologies, intentional and unintentional cyber-attacks pose operational and information security risks.

With the increased use of technologies such as the internet and the dependence on computer systems to perform necessary business functions, the Trust Series are susceptible to operational and information security risks. In general, cyber incidents can result from deliberate attacks or unintentional events such as a cyber-attack against a Trust Series, a natural catastrophe, an industrial accident, failure of the Trust’s disaster recovery systems, or consequential employee error. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites. Cyber security failures or breaches of a Trust Series’ clearing broker or third party service provider (including, but not limited to, index providers, the administrator and transfer agent, the custodian), have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, the inability of a Trust Series’ shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs. Adverse effects can become particularly acute if those events affect the Trust Series’ electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

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

On September 29, 2025, the Court granted the defendants’ motion to dismiss the complaint without prejudice and granted plaintiff leave to file a motion to amend its complaint.  On November 26, 2025, the plaintiff filed a motion for leave to file a proposed second consolidated amended complaint, which defendants have opposed.  The motion remains pending before the Court.

USCF, USO, and the individual defendants in In re: United States Oil Fund, LP Securities Litigation intend to continue to vigorously contest such claims and have moved for their dismissal.

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

As of December 31, 2025, USCI had approximately 24,200 holders of shares.

As of December 31, 2025, CPER had approximately 46,600 holders of shares.

Dividends

None of the Trust Series has made, and does not currently intend to make, cash distributions to its shareholders.

Issuer Purchases of Equity Securities

USCI

USCI does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USCI redeemed 0 baskets (comprising 0 shares) and 3 baskets (comprising 150,000 shares) for the three and twelve months ended December 31, 2025, respectively. Monthly redemptions for the last three months are detailed below.

	Total Number of Shares	Average Price Per
Period	Redeemed	Share
10/1/25 to 10/31/25	—	$—
11/1/25 to 11/30/25	—	$—
12/1/25 to 12/31/25	—	$—
Total	—

CPER

CPER does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, CPER redeemed 23 basket (comprising 1,150,000 shares) and 89 baskets (comprising 4,450,000 shares) for the three and twelve months ended December 31, 2025, respectively. Monthly redemptions for the last three months are detailed below.

	Total Number of Shares	Average Price Per
Period	Redeemed	Share
10/1/25 to 10/31/25	550,000	$31.40
11/1/25 to 11/30/25	600,000	$31.41
12/1/25 to 12/31/25	—	$—
Total	1,150,000

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and the notes thereto of the United States Commodity Index Funds Trust (the “Trust”) included elsewhere in this annual report on Form 10-K.

Forward-Looking Information

This annual report on Form 10-K, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements which generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this annual report on Form 10-K that address activities, events or developments that will or may occur in the future, including such matters as changes in inflation in the United States, movements in the stock market, movements in U.S. and foreign currencies, and market volatility in the commodities markets and futures markets and indexes that track such movements, the Russia-Ukraine war and conflicts in the Middle East, a Trust Series’ operations, USCF’s plans and references to a Trust Series’ future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses USCF has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to USCF’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this annual report on Form 10-K, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this annual report on Form 10-K are qualified by these cautionary statements, and there can be no assurance that the actual results or developments USCF anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, a Trust Series’ operations or the value of its shares.

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

Investors should be aware that USCI’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts or the prices of any particular group of futures contracts. USCI will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in USCI’s shares during the past year relative to a hypothetical direct investment in the various commodities and, in the future, it is likely that the relationship between the market price of USCI’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) As of December 31, 2025, USCI held 1,132 Futures Contracts on the NYMEX, held 2,215 Futures Contracts on the ICE Futures, held 638 Futures Contracts on the CBOT, held 319 Futures Contracts on the CME, held 726 Futures Contracts on the LME and held 189 Futures Contracts on the COMEX, totaling 5,219 futures contracts.

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

Investors should be aware that CPER’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts or the prices of any particular group of futures contracts. CPER will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in CPER’s shares during the past year relative to a hypothetical direct investment in various commodities and, in the future, it is likely that the relationship between the market price of CPER’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) CPER’s shares began trading on November 15, 2011. As of December 31, 2025, CPER held 3,184 Futures Contracts on the COMEX.

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

As of December 31, 2025, USCI held 1,132 Futures Contracts on the NYMEX, held 2,215 Futures Contracts on the ICE Futures, held 638 Futures Contracts on the CBOT, held 319 Futures Contracts on the CME, held 726 Futures Contracts on the LME and held 189 Futures Contracts on the COMEX, totaling 5,219 futures contracts. As of December 31, 2025, CPER held 3,184 Futures Contracts on the COMEX. For the fiscal year ended December 31, 2025, no Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, LME or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the fiscal year ended December 31, 2025, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, LME or ICE Futures.

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

Commodity Markets

Commodity Futures Price Movements

Year Ended December 31, 2025

As measured by the four major diversified commodity indexes listed below, commodity futures prices rose during the year ended December 31, 2025. The table below compares the total returns of the SDCI to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”)(1)	18.75%
S&P GSCI Commodity Index (GSCI®) Total Return(2)	6.09%
Bloomberg Commodity Index Total Return(2)	9.38%
Deutsche Bank Index Quant Optimum Yield Diversified Commodity Index Total ReturnTM	6.07%
(1)	The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.
(2)	Source: Bloomberg

The value of the SDCI as of December 31, 2024 was $2,329.08. As of December 31, 2025, the value of the SDCI was $2,765.82, up approximately 18.75% over the year ended December 31, 2025.

Of the 27 components of SummerHaven Dynamic Commodity Index (SDCI), fifteen had positive returns for the year ended December 31 2025. The best performing commodity sector was Precious Metals (up approximately 80.1%) followed by Livestock (up approximately 22.7%). Commodities have broadly rallied in the five years since the onset of the Covid-19 pandemic in 2020. Commodities made notable gains as inflation rose from 1.4% in 2020 to 9.1% in 2022. (Inflation is a headwind for stocks and bonds and a tailwind for real assets such as commodities. Historically, commodities have been a hedge against inflation and positive inflation shocks.) When inflation began declining in mid-2022, commodities also initially declined. However, commodities began rising again in 2023 and are up over the last three years. SDCI’s dynamic strategy led to significant outperformance versus the major commodity indexes shown above since the 2022 peak.

In April of 2025, the Trump administration announced large and widespread tariffs on trading partners. Tariffs have been paused, reinstated, negotiated, and changed numerous times since then, and final tariff levels for many countries as well as the U.S. Supreme Court’s decision on the legality of these tariffs are still uncertain. While tariffs are inflationary, higher prices can reduce demand for goods, including commodities, even in the absence of an economic contraction. Tariffs have other effects, such as impacts on currencies, supply chains, consumer and industry preferences, and other factors. As a result, it is difficult to forecast the overall short-term and long-term impact of tariffs on commodity prices, especially in the absence of definitive policy.

Tariffs are only one factor affecting commodity prices, and each commodity will continue to be driven by idiosyncratic factors that affect their supply and demand. Commodities often provide diversification from stocks and bonds, especially during times of uncertainty. Relative to the last eight recessions, commodities outperformed equities five times as measured from the peak to trough of each asset class. Relative to two of these recessions, both in the 1970’s, commodities returned 26% and 254% while equities were down -33% and -45% respectively. In the next six recessions, when commodities and equities both declined, commodities outperformed equities on average and often peaked at the same time or several months after equities. The 2020 recession is the only instance where commodities peaked before equities. While it is impossible to predict future performance, and past results do not predict the future, the evidence shows that commodities have, on average, provided diversification at critical times.

The return of approximately 18.75% on the SDCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per share NAV began the period at $66.04 and ended the period at $77.48 on December 31, 2025, an increase of approximately 17.32% over the period. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect USCI’s per share NAV.

Copper Markets

Copper Futures Price Movements

Year Ended December 31, 2025

As measured by the two major copper indexes, copper futures prices exhibited an upward trend during the year ended December 31, 2025. The table below compares the total returns of the SCI to the Bloomberg Copper Subindex Total Return over this time period.

SummerHaven Copper Index Total ReturnSM(“SCI”)(1)	39.49%
Bloomberg Copper Subindex Total Return(2)	38.67%
(1)	The inception date for the SummerHaven Copper Index Total ReturnTM is November 2010.
(2)	Source: Bloomberg

The value of the SCI as of December 31, 2024 was $1,369.05. As of December 31, 2025, the value of the SCI was $1,909.69, up approximately 39.49% over the year ended December 31, 2025.

The return of approximately 39.49% on the SCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per share NAV began the year at $25.23 and ended the year at $34.84 on December 31, 2025, an increase of approximately 38.09% over the year. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect CPER’s per share NAV.

During the year ended December 31, 2025, the price of the front month copper futures contract traded in a range between $402.60 per pound and $583.95 per pound. Prices increased by 41.12% between December 31, 2024 to December 31, 2025 finishing the period at $568.20. Copper futures markets reached a then record on July 23, 2025 due to growing undersupply of copper globally, forecasts for forthcoming copper shortages, and price increases due to the anticipation that the Trump administration might announce tariffs of up to 50% on copper imports. However, on July 30, 2025, president Trump decided to levy tariffs on finished copper products instead of the metal itself. US copper futures fell 22% on July 31, 2025, representing the collapse of a premium over London futures that had opened and grown under the expectation of expectation of tariffs. During the second half of the year, copper recovered from the drop and made a new all-time high in early December.

In April of 2025, the Trump administration announced large and widespread tariffs on trading partners. , which were later curtailed but remain open to further revision. Copper prices plummeted in the wake of the tariff announcements. While tariffs increase import costs, any attendant decline in economic growth could lead to a net negative impact on copper prices. Over the longer term, with tight markets, increased demand from China and from new technologies, and a growing drumbeat of forecasts for a supply crunch, copper demand is likely to remain robust and supply is also likely to remain constrained and slow to respond to demand increases. However, prices may come under pressure during periods of contraction and/or economic uncertainty.

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

As of December 31, 2025, USCI had 3,600,000 shares outstanding. USCI has an unlimited number of shares registered and available for issuance. More shares may have been issued by USCI than are outstanding due to the redemption of shares.

As of December 31, 2025, CPER had 13,100,000 shares outstanding. CPER has an unlimited number of shares registered and available for issuance. More shares may have been issued by CPER than are outstanding due to the redemption of shares.

USCF and the Trustee entered into the Fourth Amended and Restated Declaration of Trust and Trust Agreement effective as of December 15, 2017.

As of December 31, 2025, USCI and CPER had the following Authorized Participants: ABN AMRO Clearing USA LLC, BNP Paribas Securities Corp., Citadel Securities LLC, Goldman Sachs & Company, Jane Street Capital LLC, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC and Virtu Americas LLC.

For the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

USCI

	Year ended	Year ended
	December 31,	December 31,
	2025	2024
Per share net asset value, end of year	$77.48	$66.04
Average daily total net assets	$244,289,543	$176,710,207
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$10,018,541	$8,957,758
Annualized yield based on average daily total net assets	4.10%	5.07%
Management fee	$1,954,181	$1,413,591
Total fees and other expenses excluding management fees	$602,653	$627,609
Total commissions accrued to brokers	$183,469	$134,087
Total commissions as annualized percentage of average total net assets	0.08%	0.08%

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

The increase in the per share NAV for the year ended December 31, 2025, compared to the year ended December 31, 2024, was due to increase in values of the Futures Contracts held by USCI.

Average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were lower during the year ended December 31, 2025, compared to the year ended December 31, 2024. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was lower during the year ended December 31, 2025, compared to the year ended December 31, 2024. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The decrease in total fees and other expenses excluding management fees for the year ended December 31, 2025, compared to the year ended December 31, 2024 was due primarily to a decrease in professional and reporting fees.

The increase in USCI’s total commissions accrued to brokers for the year ended December 31, 2025, compared to the year ended December 31, 2024, was due primarily to the number of Futures Contracts being held and traded.

CPER

	Year ended	Year ended
	December 31,	December 31,
	2025	2024
Per share net asset value, end of year	$34.84	$25.23
Average daily total net assets	$228,313,110	$170,443,212
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$9,289,215	$8,673,557
Annualized yield based on average daily total net assets	4.07%	5.09%
Management fee	$1,484,130	$1,107,852
Total fees and other expenses excluding management fees	$536,347	$703,091
Total commissions accrued to brokers	$36,365	$38,119
Total commissions as annualized percentage of average total net assets	0.02%	0.02%

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

The increase in the per share NAV for the year ended December 31, 2025, compared to the year ended December 31, 2024, was due to an increase in the values of the Futures Contracts held by CPER.

Average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were lower during the year ended December 31, 2025, compared to the year ended December 31, 2024. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was lower during the year ended December 31, 2025. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The decrease in total fees and other expenses excluding management fees for the year ended December 31, 2025, compared to the year ended December 31, 2024 was due primarily to a decrease in professional and reporting fees.

The decrease in CPER’s total commissions accrued to brokers for the year ended December 31, 2025, compared to the year ended December 31, 2024, was due primarily to the number of Futures Contracts being held and traded.

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

Portfolio Holdings for USCI

During the year ended December 31, 2025, USCI’s portfolio held at all times Futures Contracts based on at least fourteen different commodities. Due to changes in the composition of the SDCI, each month the list of Benchmark Component Futures Contracts held by

USCI changed (see the section “The SDCI” below). The table below lists the Benchmark Component Futures Contracts held during each month in 2025.

Benchmark Component Futures Contracts for USCI

The table below reflects the same listing of monthly Benchmark Component Futures Contracts as the tables above with two changes. First, the table below includes a column showing the change in the spot price of each of the 27 commodities for the year ended December 31, 2025. Second, while the tables above list the order of the commodities alphabetically, the table below lists the commodities first by which of the five sectors a commodity falls into and then within each sector from the commodity that had the highest positive change in spot price to the commodity that had the lowest positive change or largest negative change in spot price. Investors are cautioned that the change in the spot price of a given commodity does not represent the actual return that USCI might have earned on any holdings in futures contracts based on that commodity. This is due to two factors. First, the return on a futures contract may be higher, or lower, than the change in the spot price of the commodity due to the impact of backwardation or contango. Second, USCI may not have owned any such futures contract for the entire time period represented in the table below. Thus, USCI’s total actual return on its holdings in any of the commodities shown below may be higher, or lower, than the actual change in the spot price of the particular commodity.

USCI

For the 30-valuation days ended December 31, 2025, the simple average daily change in the SDCI was (0.044)%, while the simple average daily change in the per share NAV of USCI over the same time period was (0.051)%. The average daily difference was (0.007)% (or (0.7) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the variance in daily tracking by the per share NAV was 1.870%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USCI’s shares to the public on August 10, 2010 through December 31, 2025, the simple average daily change in the SDCI was 0.021%, while the simple average daily change in the per share NAV of USCI over the same time period was 0.015%. The average daily difference was (0.06)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the variance in daily tracking by the per share NAV was (5.919)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in SDCI’s NAV and the changes in the SDCI. The first chart below shows the daily movement of USCI’s per share NAV versus the daily movement of the SDCI for the 30-valuation day period ended December 31, 2025, the last trading day in December. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the SDCI for the five years ended December 31, 2025.

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

For the year ended December 31, 2025, the actual total return of USCI as measured by changes in its per share NAV was 17.32%. This is based on an initial per share NAV of $66.04 as of December 31, 2024 and an ending per share NAV as of December 31, 2025 of $77.48. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $77.33 as of December 31, 2025, for a total return over the relevant time period of 17.10%. The difference between the actual per share NAV total return of USCI of 17.32% and the expected total return based on the SDCI of 17.10% was a difference over the time period of 0.22%, which is to say that USCI’s actual total return outperformed its benchmark by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI.

By comparison, for the year ended December 31, 2024, the actual total return of USCI as measured by changes in its per share NAV was 17.22%. This is based on an initial per share NAV of $56.34 as of December 31, 2023 and an ending per share NAV as of December 31, 2024 of $66.04. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $65.36 as of December 31, 2024, for a total return over the relevant time period of 16.02%. The difference between the actual per share NAV total return of USCI of 17.22% and the expected total return based on the SDCI of 16.02% was a difference over the time period of 1.20%, which is to say that USCI’s actual total return outperformed its benchmark by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI.

CPER

For the 30-valuation days ended December 31, 2025, the simple average daily change in the SCI was 0.404%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.400%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the variance in daily tracking by the per share NAV was (0.724)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of CPER’s shares to the public on November 15, 2011 through December 31, 2025, the simple average daily change in the SCI was 0.023%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.020%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average variance in daily tracking by the per share NAV was (2.353)%, meaning that over this time period CPER’s tracking difference was within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in CPER’s NAV and the changes in the SCI. The first chart below shows the daily movement of CPER’s per share NAV versus the daily movement of the SCI for the 30-valuation day period ended December 31, 2025, the last trading day in December. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the SCI for the five years ended December 31, 2025.

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

For the year ended December 31, 2025, the actual total return of CPER as measured by changes in its per share NAV was 38.09%. This is based on an initial per share NAV of $25.23 as of December 31, 2024 and an ending per share NAV as of December 31, 2025 of $34.84. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $34.62 as of December 31, 2025, for a total return over the relevant time period of 37.22%. The difference between the actual per share NAV total return of CPER of 38.09% and the expected total return based on the SCI of 37.22% was a difference over the time period of 0.87%, which is to say that CPER’s actual total return outperformed its benchmark by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses.

The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

By comparison, for the year ended December 31, 2024, the actual total return of CPER as measured by changes in its per share NAV was 4.69%. This is based on an initial per share NAV of $24.10 as of December 31, 2023 and an ending per share NAV as of December 31, 2024 of $25.23. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $25.13 as of December 31, 2024, for a total return over the relevant time period of 4.26%. The difference between the actual per share NAV total return of CPER of 4.69% and the expected total return based on the SCI of 4.26% was a difference over the time period of 0.43%, which is to say that CPER’s actual total return outperformed its benchmark by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

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

Second, each Trust Series incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower than daily changes in the price of the Applicable Index. At the same time, each Trust Series earns dividend and interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2025. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series’ NAV. When this income exceeds the level of a Trust Series’ expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), such Trust Series realizes a net yield that will tend to cause daily changes in the per share NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates may continue to increase over the near future from historical lows. It is anticipated that fees and expenses paid by each Trust Series may continue to be lower than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series could possibly outperform its benchmark so long as interest earned is higher than the fees and expenses paid by each Trust Series.

Third, a Trust Series may hold Futures Contracts in a particular commodity other than the one specified as the Applicable Benchmark Component Futures Contract, or may hold Other Related Investments in its portfolio that may fail to closely track the Applicable Index’s total return movements. Taking USCI as an example, assume for a given month one of the Benchmark Component Futures Contracts is the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” for the contract month of November 2020. It is possible that USCI could hold a NYMEX WTI financially settled Futures Contract, trading under the symbol “WS,” for the contract month of November 2020. Alternatively, and using the same example, USCI could hold the ICE WTI financially settled Futures Contract, also for the contract month of November 2020. As a third example, USCI could hold the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” but for a contract month other than November 2020. During the year ended December 31, 2025, no Trust Series held any Other Related Investments.

Fourth, a Trust Series could hold Other-Related Investments. In that case, the error in tracking the Applicable Index could result in daily changes in the per share NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the year ended December 31, 2025, none of the Trust Series held any Other-Related Investments, but did, at times, temporarily hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits, or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

Finally, a Trust Series could hold the same Futures contracts as its benchmark but at a different weight. This is due to the fact that the benchmark can theoretically own a fractional percentage of a Futures contract but a Trust Series must own a full contract. For a Trust Series with smaller asset base, this percentage difference can have a material impact.

Hypothetical Performance of the SDCI

The table and chart below show the hypothetical performance of the SDCI from January 1, 2015 through December 31, 2025. The composition of the SDCI was revised effective December 24, 2020. Beginning with the commodity selection process that commenced on December 24, 2020, SHIM revised the composition of the SDCI to consolidate the six commodity sectors that comprised the index into five sectors. Specifically, prior to December 24, 2020, the SDCI reflected commodities in six commodity sectors: energy (e.g., crude oil, natural gas, heating oil, etc.), precious metals (e.g., gold, silver platinum), industrial metals (e.g., zinc, nickel, aluminum, copper, etc.), grains (e.g., wheat, corn, soybeans, etc.), softs (e.g., sugar, cotton, coffee, cocoa), and livestock (e.g., live cattle, lean hogs, feeder cattle).

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

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results* for the period from Year Ending 2015 through December 31, 2025

Year	Ending Level*	Annual Return
2015	1,265.58	(14.24)%
2016	1,262.46	(0.25)%
2017	1,364.38	8.07%
2018	1,221.18	(10.50)%
2019	1,219.05	(0.17)%
2020	1,089.40	(10.64)%
2021	1,468.49	34.80%
2022	1,933.23	31.65%
2023	1,964.25	1.60%
2024	2,329.08	18.57%
2025	2,765.82	18.75%

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”) Year-Over-Year Hypothetical Total Returns (01/01/2015-12/31/2025)*

40%
30%
20%
10%
0%
-10%
-20%
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

The following table and chart compare the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes for the period from December 31, 1997 to December 31, 2025.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period
	from December 31, 1997 through December 31, 2025
		S&P GSCI	DBIQ OY	SDCI TR
	BCOM TR	TR	TR	Actual
Total return	68.84%	26.79%	427.748%	1,129.14%
Average annualized return (total)	3.56%	4.24%	8.33%	11.15%
Annualized volatility	15.60%	22.37%	17.92%	15.04%
Annualized Sharpe ratio	0.09	0.09	0.33	0.58

The table immediately above shows the performance of the SDCI from December 31, 1997 through December 31, 2025 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Bloomberg Commodity Index Total ReturnSM (“BCOM TR”), and the Deutsche Bank Index Quant Optimum Yield Diversified Commodity Index Total ReturnTM (“DBIQ OY TR”). The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Bloomberg Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of investing in certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills in respect of a basket of commodities. The data for the SDCI Total Return Index is derived by using the SDCI’s calculation methodology with historical prices for the futures contracts comprising the SDCI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to December 31, 2025; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes between December 31, 2015 and December 31, 2025, where the SDCI TR includes the initial composition of the index until December 24, 2020 when changes to the index composition became effective.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DBIQ OY TR, and the Hypothetical Returns of the SDCI TR (12/31/2015–12/31/2025)

SDCI TR
SDCI Hypothetical TR
DBIQ OY TR
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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Five Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DBIQ OY TR, and the Hypothetical Returns of the SDCI TR (12/31/2020–12/31/2025)

SDCI TR
SDCI Hypothetical TR
DBIQ OY TR
BCOM TR
S&P GSCI TR
300
250
200
150
100
50
-
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
Mar-24
Jun-24
Sep-24
Dec-24
Mar-25
Jun-25
Sep-25
Dec-25

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

Hypothetical Performance of the SCI

The table and chart below show the hypothetical performance of the SCI from January 1, 2015 through December 31, 2025

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results* for the SCI for the period from Year Ending 2015 through December 31, 2025

Year	Ending Level*	Annual Return
2015	704.39	(24.85)%
2016	815.94	15.84%
2017	1,069.01	31.02%
2018	842.94	(21.15)%
2019	905.32	7.40%
2020	1,124.23	24.18%
2021	1,422.52	26.53%
2022	1,222.97	(14.03)%
2023	1,294.82	5.88%
2024	1,369.05	5.73%
2025	1,909.69	39.49%

*    The “base level” for the SCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SCI on the last trading day of each year and is used to illustrate the cumulative performance of the SCI.

The following table compares the total return of the SCI in comparison with the total return a major index and spot copper prices (less storage cost) from December 31, 1997 through December 31, 2025.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Copper Index (“SCI”) Year-Over-Year Hypothetical Total Returns (01/01/2015-12/31/2025)

50%
40%
30%
20%
10%
0%
-10%
-20%
-30%
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025
Source: Summerhaven Index Management, Bloomberg

Source: SummerHaven Index Management, Bloomberg

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical and Historical Results for the period from December 31, 1997 through December 31, 2025

	Hypothetical and Historical Results for the period
	from December 31, 1997 through December 31, 2025
	BCOM	Spot Copper	SCI TR
	Copper TR	(less storage)	Actual
Total return	697.16%	226.42%	1,119.47%
Average annualized return (total)	12.76%	9.08%	14.75%
Annualized volatility	25.15%	24.02%	24.66%
Annualized Sharpe ratio	0.41	0.29	0.50

Source: SHIM, Bloomberg

The table above shows the performance of the SCI from December 31, 1997 through December 31, 2025 in comparison with a traditional commodity index and spot copper prices: the Bloomberg Copper Subindex Total ReturnSM and spot copper prices less warehouse storage rents. The Bloomberg Copper Subindex Total ReturnSM includes the contract in the Bloomberg Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the SCI’s calculation methodology with historical prices for the futures contracts comprising the SCI. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the SCI. As a result, there are inherent limitations in comparing such performance against the SCI. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Bloomberg Copper Subindex Total Return which may be found on its website. In addition to the actual performance of the SCI, this chart includes as “SCI Hypothetical TR” the hypothetical performance of the SCI had the changes to the composition of the SCI, which became effective on January 1, 2021, been effective during the period from December 31, 1997 through December 31, 2020. USCF is not responsible for any information found on such website, and such information is not part of this annual report on Form 10-K.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to December 31, 2025; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SCI in comparison with the actual return of three major indexes between December 31, 2015 and December 31, 2025, where the SCI includes the original composition of the index until the changes described above and became effective on January 1, 2021, from which point then the revised composition of the index is included.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of

BCOM HG TR, Spot Copper Price, Spot Copper Price less Storage Cost, and the Hypothetical Returns of the SCI TR (12/31/2015– 12/31/2025)

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

Cost, and the Hypothetical Returns of the SCI (12/31/2020- 12/31/2025)

200
175
150
125
100
75
50
25
-
SCI TR
SCI Hypothetical TR
BCOM Copper TR
Spot Copper
Spot Copper - Storage Cost
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
Mar-24
Jun-24
Sep-24
Dec-24
Mar-25
Jun-25
Sep-25
Dec-25

Source: SHIM, Bloomberg,

For the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

The comparison of the fiscal years ended December 31, 2024 and 2023 can be found in the Trust’s annual report on Form 10-K for the fiscal year ended December 31, 2024 located within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

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

Each Trust Series currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series’ NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series’ account at the Custodian and in Treasuries at one or more FCMs. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the year ended December 31, 2025, each Trust Series’ income earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets exceeded the expenses.

Each Trust Series’ investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the year ended December 31, 2025, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of each Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades and entering into OTC transactions only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each Trust Series to limit its credit exposure. Each Trust Series’ commodity broker, or any other broker that may be retained by a Trust Series in the future, when acting as the Trust Series’ FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to a Trust Series, all assets of a Trust Series relating to domestic Futures Contracts trading. FCMs are not allowed to commingle a Trust Series’ assets with their other assets. In addition, the CFTC requires FCMs to hold in a secure account a Trust Series’ assets related to foreign Futures Contracts trading. During the year ended December 31, 2025, USCI made investments on the London Metal Exchange. In the future, a Trust Series may purchase OTC swaps, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this annual report on Form 10-K for a discussion of OTC swaps.

As of December 31, 2025, each of USCI and CPER held cash deposits and investments in Treasuries and money market funds in the amount of $264,041,053 and $428,215,409, respectively, with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should the Trust Series’ custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of December 31, 2025, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the year ended December 31, 2025, FCM fees were approximately 0.08% of average daily total net assets for USCI, and approximately 0.02% of average daily total net assets for CPER. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through June 30, 2011 when such expense waiver was terminated. USCF voluntarily agreed to pay certain expenses typically borne by CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF terminated such expense waiver as of April 30, 2021. As a result, the Annual Fund Operating Expenses increased, which would negatively impact your total return from an investment in CPER. This voluntary expense waiver was in addition to those amounts USCF is contractually obligated to pay as described in Note 5 to the financial statements of the Trust and terminated on April 30, 2021.

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

As of December 31, 2025, USCI’s portfolio held 5,219 Futures Contracts traded on the Futures Exchanges and CPER’s portfolio held 3,184 Contracts traded on the COMEX. For a list of each of USCI’s and CPER’s current holdings, please see www.uscfinvestments.com.

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

To reduce the credit risk that arises in connection with such contracts, a Trust Series will generally enter into an agreement with each counterparty based on the Master Agreement published by the ISDA that provides for the netting of its overall exposure to its counterparty and, consistent with applicable regulatory requirements, the posting by each party to cover the mark-to-market exposure of a counterparty to the other counterparty is required.

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

Item 8. Financial Statements and Supplementary Data.

United States Commodity Index Funds Trust

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of the Trust’s and each Trust Series’ internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). Based on the assessment, USCF believes that, as of December 31, 2025, the internal control over financial reporting for the Trust and each Trust Series is effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

United States Commodity Index Funds Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition, including the schedules of investments, of United States Commodity Index Funds Trust (the “Trust”), including United States Commodity Index Fund and United States Copper Index Fund, each a Series of the Trust, in total and for each Series, as of December 31, 2025 and 2024, the related statements of operations, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). We also have audited the Trust’s and its Series’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust and its Series as of December 31, 2025 and 2024, and the results of their operations, changes in capital, and their cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Trust and its Series maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

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

February 27, 2026

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2025 and December 31, 2024

United States Commodity Index Fund

	December 31, 2025		December 31, 2024
Assets
Cash and cash equivalents (at cost $264,041,053 and $177,697,621, respectively) (Notes 2 and 6)	$264,041,053	(a)	$177,697,621
Equity in trading accounts:
Cash and cash equivalents (at cost $17,113,637 and $8,190,855, respectively)	17,113,637		8,190,855
Unrealized gain (loss) on open commodity futures contracts	(2,609,785)		5,392,339
Dividends receivable	615,840		440,048
Interest receivable	265,718		232,104
Prepaid insurance	16,096		5,293

Total Assets	$279,442,559		$191,958,260

Liabilities and Capital
Management fees payable (Note 4)	$192,001		$128,904
Professional fees payable	295,279		301,941
Brokerage commissions payable	—		3,955
Directors’ fees payable	9,536		5,450

Total Liabilities	496,816		440,250

Commitments and Contingencies (Notes 4, 5 & 6)

Capital
Sponsor	—		—
Shareholders	278,945,743		191,518,010
Total Capital	278,945,743		191,518,010

Total Liabilities and Capital	$279,442,559		$191,958,260

Shares outstanding	3,600,000		2,900,000
Net asset value per share	$77.48		$66.04
Market value per share	$77.61		$65.98

(a) A portion of this amount is designated to meet daily Futures Commission Merchants’ margin requirements.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2025 and December 31, 2024

United States Copper Index Fund

	December 31, 2025		December 31, 2024
Assets
Cash and cash equivalents (at cost $428,215,409 and $135,487,612, respectively) (Notes 2 and 6)	$428,215,409	(a)	$135,487,612	(a)
Equity in trading accounts:
Cash and cash equivalents (at cost $0 and $16,731,473, respectively)	—		16,731,473
Unrealized gain (loss) on open commodity futures contracts	52,247,472		(9,781,512)
Dividends receivable	845,454		337,688
Interest receivable	349,691		193,831
Prepaid insurance	13,780		3,849

Total Assets	$481,671,806		$142,972,941

Liabilities and Capital
Payable due to Broker	$24,709,925		$—
Management fees payable (Note 4)	210,142		85,037
Professional fees payable	328,341		321,874
Directors’ fees payable	11,683		4,936

Total Liabilities	25,260,091		411,847

Commitments and Contingencies (Notes 4, 5 & 6)

Capital
Sponsor	—		—
Shareholders	456,411,715		142,561,094
Total Capital	456,411,715		142,561,094

Total Liabilities and Capital	$481,671,806		$142,972,941

Shares outstanding	13,100,000		5,650,000
Net asset value per share	$34.84		$25.23
Market value per share	$34.96		$25.16

(a) A portion of this amount is designated to meet daily Futures Commission Merchants’ margin requirements.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At December 31, 2025 and December 31, 2024

United States Commodity Index Funds Trust

	December 31, 2025		December 31, 2024
Assets
Cash and cash equivalents (at cost $692,256,462 and $313,185,233, respectively) (Notes 2 and 6)	$692,256,462	(a)	$313,185,233	(a)
Equity in trading accounts:
Cash and cash equivalents (at cost $17,113,637 and $24,922,328, respectively)	17,113,637		24,922,328
Unrealized gain (loss) on open commodity futures contracts	49,637,687		(4,389,173)
Dividends receivable	1,461,294		777,736
Interest receivable	615,409		425,935
Prepaid insurance	29,876		9,142

Total Assets	$761,114,365		$334,931,201

Liabilities and Capital
Payable due to Broker	$24,709,925		$—
Management fees payable (Note 4)	402,143		213,941
Professional fees payable	623,620		623,815
Brokerage commissions payable	—		3,955
Directors’ fees payable	21,219		10,386

Total Liabilities	25,756,907		852,097

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—		—
Shareholders	735,357,458		334,079,104
Total Capital	735,357,458		334,079,104

Total Liabilities and Capital	$761,114,365		$334,931,201

Shares Outstanding	16,700,000		8,550,000

(a) A portion of this amount is designated to meet daily Futures Commission Merchants’ margin requirements.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Schedule of Investments

At December 31, 2025

United States Commodity Index Fund

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL March 2026 contracts, expiring February 2026	$18,697,280	326	$(43,560)	(0.02)
NYMEX Natural Gas Futures NG March 2026 contracts, expiring February 2026	19,496,100	591	(997,800)	(0.36)
CME Live Cattle Futures LC February 2026 contracts, expiring February 2026	18,829,340	207	347,140	0.12
CBOT Soybean Oil BO March 2026 contracts, expiring March 2026	18,823,931	638	(235,163)	(0.08)
ICE Cocoa Futures CC March 2026 contracts, expiring March 2026	19,340,210	318	(53,510)	(0.02)
ICE Coffee Futures KC March 2026 contracts, expiring March 2026	20,205,712	146	(1,111,649)	(0.40)
CME Cattle Feeder Futures FC March 2026 contracts, expiring March 2026	19,193,539	112	144,661	0.05
COMEX Copper Futures HG March 2026 contracts, expiring March 2026	19,445,750	136	(126,950)	(0.05)

COMEX Silver Futures SI March 2026 contracts, expiring March 2026	19,709,995	53	(1,000,200)	(0.36)
NYMEX NY Harbour ULSD Futures HO April 2026 contracts, expiring March 2026	20,263,664	215	(1,558,019)	(0.56)
ICE Sugar #11 Futures SB May 2026 contracts, expiring April 2026	17,855,498	1,135	780,294	0.28
United Kingdom Contracts
ICE Low Sulphur Gasoil Futures QS January 2026 contracts, expiring January 2026	4,420,350	66	(310,200)	(0.11)
ICE Brent Crude Futures CO April 2026 contracts, expiring February 2026	18,688,180	308	(57,260)	(0.02)
ICE Low Sulphur Gasoil Futures QS May 2026 contracts, expiring May 2026	14,637,150	242	3,850	0.00†
Foreign Contracts
LME Tin Futures LT January 2026 contracts, expiring January 2026*	20,377,059	107	1,320,401	0.47
LME Zinc Futures LX January 2026 contracts, expiring January 2026*	20,176,087	265	318,748	0.11
LME Tin Futures LT February 2026 contracts, expiring February 2026*	15,214,670	74	(193,780)	(0.07)
Open Commodity Futures Contracts - Short**
Foreign Contracts
LME Tin Futures LT January 2026 contracts, expiring January 2026*	(16,843,510)	82	215,550	0.08
LME Zinc Futures LX January 2026 contracts, expiring January 2026*	(15,260,784)	198	(52,338)	(0.02)
Total Open Futures Contracts*	$273,270,221	5,219	$(2,609,785)	(0.96)

United States Commodity Index Funds Trust

Schedule of Investments

At December 31, 2025

United States Commodity Index Fund

	Shares/Principal		% of Partners’
Cash Equivalents	Amount	Market Value	Capital
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 3.71%#	210,500,000	$210,500,000	75.46
Total United States Money Market Funds		$210,500,000	75.46

†Represents less than 0.005%.

*Collateral amounted to $17,113,637 on open commodity futures contracts.

**

All short contracts are offset by long positions in Commodity Futures Contracts and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).

#	Reflects the 7-day yield at December 31, 2025.

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

United States Commodity Index Funds Trust

Schedule of Investments

At December 31, 2025

United States Copper Index Fund

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners'
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG March 2026 contracts, expiring March 2026	$134,796,426	1,071	$17,339,125	3.80
COMEX Copper Futures HG May 2026 contracts, expiring May 2026	130,885,775	1,060	21,171,225	4.64
COMEX Copper Futures HG July 2026 contracts, expiring July 2026	138,710,953	1,053	13,737,122	3.01
Total Open Futures Contracts*	$404,393,154	3,184	$52,247,472	11.45

	Shares/Principal		% of Partners’
Cash Equivalents	Amount	Market Value	Capital
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 3.71%#	296,475,000	$296,475,000	64.96
Total United States Money Market Funds		$296,475,000	64.96

*Collateral amounted to $0 on open commodity futures contracts.

#Reflects the 7-day yield at December 31, 2025.

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

*Collateral amounted to $16,731,473 on open commodity futures contracts.

#Reflects the 7-day yield at December 31, 2024.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2025, 2024 and 2023

United States Commodity Index Fund

	Year ended	Year ended	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$36,508,035	$11,706,617	$2,123,019
Change in unrealized gain (loss) on open commodity futures contracts	(8,002,124)	8,697,419	(12,703,810)
Dividend income	6,770,833	3,434,492	5,301,761
Interest income	3,247,708	5,523,266	4,353,406
ETF transaction fees	6,300	4,550	10,850
Total Income (Loss)	$38,530,752	$29,366,344	$(914,774)

Expenses
Management fees (Note 4)	$1,954,181	$1,413,591	$1,567,809
Professional fees	353,700	433,806	369,911
Brokerage commissions	183,469	134,087	160,196
Directors’ fees and insurance	65,484	59,716	81,283
Total Expenses	$2,556,834	$2,041,200	$2,179,199
Net Income (Loss)	$35,973,918	$27,325,144	$(3,093,973)
Net Income (Loss) per share	$11.44	$9.70	$0.11	#
Net Income (Loss) per weighted average share	$10.86	$9.49	$(0.89)
Weighted average shares outstanding	3,313,699	2,878,005	3,490,411

#The amount shown for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses for the year because of the timing of sales and repurchases of the Fund’s shares in relation to fluctuating market values for the Fund.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2025, 2024 and 2023

United States Copper Index Fund

	Year ended	Year ended	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$13,488,462	$6,972,050	$1,358,100
Change in unrealized gain (loss) on open commodity futures contracts	62,028,984	(13,777,846)	23,481
Dividend income	5,885,535	2,557,142	3,535,741
Interest income	3,403,680	6,116,415	3,449,738
ETF transaction fees	36,400	26,950	17,500
Total Income (Loss)	$84,843,061	$1,894,711	$8,384,560

Expenses
Management fees (Note 4)	$1,484,130	$1,107,852	$921,146
Professional fees	442,150	618,031	431,530
Brokerage commissions	36,365	38,119	38,792
Directors’ fees and insurance	57,832	46,941	76,810
Total Expenses	$2,020,477	$1,810,943	$1,468,278
Net Income (Loss)	$82,822,584	$83,768	$6,916,282
Net Income (Loss) per share	$9.61	$1.13	$1.03
Net Income (Loss) per weighted average share	$11.00	$0.01	$1.16
Weighted average shares outstanding	7,527,945	6,416,803	5,955,616

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations

For the years ended December 31, 2025, 2024 and 2023

United States Commodity Index Funds Trust

	Year ended	Year ended	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$49,996,497	$18,678,667	$3,481,119
Change in unrealized gain (loss) on open commodity futures contracts	54,026,860	(5,080,427)	(12,680,329)
Dividend income	12,656,368	5,991,634	8,837,502
Interest income*	6,651,388	11,639,681	7,803,144
ETF transaction fees	42,700	31,500	28,350
Total Income (Loss)	$123,373,813	$31,261,055	$7,469,786

Expenses
Management fees (Note 4)	$3,438,311	$2,521,443	$2,488,955
Professional fees	795,850	1,051,837	801,441
Brokerage commissions	219,834	172,206	198,988
Directors’ fees and insurance	123,316	106,657	158,093
Total Expenses	$4,577,311	$3,852,143	$3,647,477
Expense waiver (Note 4)	—	—	—
Net Income (Loss)	$118,796,502	$27,408,912	$3,822,309

* Interest income does not exceed paid in kind of 5%.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the years ended December 31, 2025, 2024 and 2023

United States Commodity Index Fund

	Shareholders*
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Balances at beginning of year	$191,518,010	$169,026,568	$255,837,514
Addition of 850,000, 300,000 and 450,000 shares, respectively	61,693,529	18,825,728	25,739,124
Redemption of (150,000), (400,000) and (2,000,000) shares, respectively	(10,239,714)	(23,659,430)	(109,456,097)
Net income (loss)	35,973,918	27,325,144	(3,093,973)

Balances at end of year	$278,945,743	$191,518,010	$169,026,568
*	Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the years ended December 31, 2025, 2024 and 2023

United States Copper Index Fund

	Shareholders*
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Balances at beginning of year	$142,561,094	$131,353,342	$169,536,375
Addition of 11,900,000, 4,500,000 and 2,800,000 shares, respectively	363,036,364	122,909,944	68,182,109
Redemption of (4,450,000), (4,300,000) and (4,700,000) shares, respectively	(132,008,327)	(111,785,960)	(113,281,424)
Net income (loss)	82,822,584	83,768	6,916,282

Balances at end of year	$456,411,715	$142,561,094	$131,353,342
*	Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital

For the years ended December 31, 2025, 2024 and 2023

United States Commodity Index Funds Trust

	Shareholders*
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Balances at beginning of year	$334,079,104	$300,379,910	$425,373,889
Addition of 12,750,000, 4,800,000 and 3,250,000 shares	424,729,893	141,735,672	93,921,233
Redemption of (4,600,000), (4,700,000) and (6,700,000) shares	(142,248,041)	(135,445,390)	(222,737,521)
Net income (loss)	118,796,502	27,408,912	3,822,309

Balances at end of year	$735,357,458	$334,079,104	$300,379,910
*	Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the years ended December 31, 2025, 2024 and 2023

United States Commodity Index Fund

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$35,973,918	$27,325,144	$(3,093,973)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	8,002,124	(8,697,419)	12,703,810
(Increase) decrease in dividends receivable	(175,792)	(171,264)	565,165
(Increase) decrease in interest receivable	(33,614)	101,297	(269,342)
(Increase) decrease in prepaid insurance	(10,803)	9,471	(2,878)
Increase (decrease) in Management fees payable	63,097	7,418	(57,216)
Increase (decrease) in professional fees payable	(6,662)	37,066	(75,253)
Increase (decrease) in brokerage commissions payable	(3,955)	—	—
Increase (decrease) in directors’ fees payable	4,086	1,156	(1,402)
Net cash provided by (used in) operating activities	43,812,399	18,612,869	9,768,911

Cash Flows from Financing Activities:
Addition of shares	61,693,529	18,825,728	25,739,124
Redemption of shares	(10,239,714)	(23,659,430)	(109,456,097)
Net cash provided by (used in) financing activities	51,453,815	(4,833,702)	(83,716,973)

Net Increase (Decrease) in Cash and Cash Equivalents	95,266,214	13,779,167	(73,948,062)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	185,888,476	172,109,309	246,057,371
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$281,154,690	$185,888,476	$172,109,309

Components of Cash, Cash Equivalents and Equity in Trading Accounts:
Cash and cash equivalents	$264,041,053	$177,697,621	$159,067,804
Equity in Trading Accounts:
Cash and cash equivalents	17,113,637	8,190,855	13,041,505
Total Cash, Cash Equivalents and Equity in Trading Accounts	$281,154,690	$185,888,476	$172,109,309

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the years ended December 31, 2025, 2024 and 2023

United States Copper Index Fund

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$82,822,584	$83,768	$6,916,282
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(62,028,984)	13,777,846	(23,481)
(Increase) decrease in dividends receivable	(507,766)	(189,255)	401,120
(Increase) decrease in interest receivable	(155,860)	138,614	(297,341)
(Increase) decrease in prepaid professional fees	—	9,610	(3,498)
(Increase) decrease in prepaid insurance	(9,931)	672	8,524
Increase (decrease) in payable due to Broker	24,709,925	—	—
Increase (decrease) in Management fees payable	125,105	13,849	(23,596)
Increase (decrease) in professional fees payable	6,467	160,916	8,583
Increase (decrease) in directors’ fees payable	6,747	(2,113)	—
Net cash provided by (used in) operating activities	44,968,287	13,993,907	6,986,593

Cash Flows from Financing Activities:
Addition of shares	363,036,364	122,909,944	68,182,109
Redemption of shares	(132,008,327)	(111,785,960)	(113,281,424)
Net cash provided by (used in) financing activities	231,028,037	11,123,984	(45,099,315)

Net Increase (Decrease) in Cash and Cash Equivalents	275,996,324	25,117,891	(38,112,722)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	152,219,085	127,101,194	165,213,916
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$428,215,409	$152,219,085	$127,101,194

Components of Cash, Cash Equivalents and Equity in Trading Accounts:
Cash and cash equivalents	$428,215,409	$135,487,612	$125,475,483
Equity in Trading Accounts:
Cash and cash equivalents	—	16,731,473	1,625,711
Total Cash, Cash Equivalents and Equity in Trading Accounts	$428,215,409	$152,219,085	$127,101,194

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows

For the years ended December 31, 2025, 2024 and 2023

United States Commodity Index Funds Trust

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$118,796,502	$27,408,912	$3,822,309
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(54,026,860)	5,080,427	12,680,329
(Increase) decrease in dividends receivable	(683,558)	(360,519)	966,285
(Increase) decrease in interest receivable	(189,474)	239,911	(566,683)
(Increase) decrease in prepaid professional fees	—	9,610	(3,498)
(Increase) decrease in prepaid insurance	(20,734)	10,143	5,646
Increase (decrease) in payable due to Broker	24,709,925	—	—
Increase (decrease) in Management fees payable	188,202	21,267	(80,812)
Increase (decrease) in professional fees payable	(195)	197,982	(66,670)
Increase (decrease) in brokerage commissions payable	(3,955)	—	—
Increase (decrease) in directors’ fees payable	10,833	(957)	(1,402)
Net cash provided by (used in) operating activities	88,780,686	32,606,776	16,755,504

Cash Flows from Financing Activities:
Addition of shares	424,729,893	141,735,672	93,921,233
Redemption of shares	(142,248,041)	(135,445,390)	(222,737,521)
Net cash provided by (used in) financing activities	282,481,852	6,290,282	(128,816,288)

Net Increase (Decrease) in Cash and Cash Equivalents	371,262,538	38,897,058	(112,060,784)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	338,107,561	299,210,503	411,271,287
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$709,370,099	$338,107,561	$299,210,503

Components of Cash and Cash Equivalents, and Equity in Trading Account:
Cash and cash equivalents	$692,256,462	$313,185,233	$284,543,287
Equity in Trading Accounts:
Cash and cash equivalents	17,113,637	24,922,328	14,667,216
Total Cash, Cash Equivalents and Equity in Trading Accounts	$709,370,099	$338,107,561	$299,210,503

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Notes to Financial Statements

For the years ended December 31, 2025, 2024 and 2023

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

In accordance with U.S. GAAP, each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2021. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended December 31, 2025 for any Trust Series.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of December 31, 2025, USCF held 5 shares of USCI and 40 shares of CPER.

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

Recently Issued Accounting Pronouncement

The Trust and its Trust Series, USCI and CPER, adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Each Trust Series operates in its own segment. Each commodity pool Trust Series segment derives its revenues from investments made in accordance with the defined investment strategy of the respective Trust Series, as prescribed in each Trust Series prospectus. The Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer (“CEO”) of the sponsor, USCF. The CODM monitors the operating results of the Fund as part of making decisions for allocating resources and evaluating performance.

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

USCI seeks to achieve its investment objective by investing primarily in the Benchmark Component Futures Contracts. Then, if constrained by regulatory requirements, risk mitigation measures (including those that may be taken by USCI, USCI’s FCMs, counterparties or other market participants), liquidity requirements, or in view of market conditions, and finally, to a lesser extent, in other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Futures Contracts if one or more other Futures Contracts is not available. When USCI has invested to the fullest extent possible in exchange-

traded futures contracts, USCI may then invest in other contracts and instruments based on the Benchmark Component Futures Contracts, other Futures Contracts or the commodities included in the SDCI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts. Other exchange-traded futures contracts that are economically identical or substantially similar to the Benchmark Component Futures Contracts and other contracts and instruments based on the Benchmark Component Futures Contracts are collectively referred to as “Other Commodity-Related Investments,” and together with Benchmark Component Futures Contracts and other Futures Contracts, “Commodity Interests.”

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

USCI’s shares began trading on August 10, 2010. As of December 31, 2025, USCI held 1,132 Futures Contracts on the NYMEX, held 2,215 Futures Contracts on the ICE Futures, held 638 Futures Contracts on the CBOT, held 319 Futures Contracts on the CME, held 726 Futures Contracts on the LME and held 189 Futures Contracts on the COMEX, totaling 5,219 futures contracts.

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

Investors should be aware that CPER’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts or the prices of any particular group of futures contracts. CPER will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in CPER’s shares during the past year relative to a hypothetical direct investment in various commodities and, in the future, it is likely that the relationship between the market price of CPER’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) CPER’s shares began trading on November 15, 2011. As of December 31, 2025, CPER held 3,184 Futures Contracts on the COMEX.

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

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended of December 31, 2025, 2024, and 2023, neither USCI or CPER incurred registration fees and offering expenses. On April 30, 2021, 10,000,000 additional shares were registered for USCI and 50,000,000 additional shares were registered for CPER. On January 27, 2023 the SEC declared effective registration statements filed by each of USCI and CPER that registered an unlimited number of shares. As a result, USCI and CPER each have an unlimited number of shares that can be issued in the form of Creation Baskets.

Independent Directors’ and Officers’ Expenses

Each Trust Series is responsible for paying its portion of the directors’ fees and directors’ and officers’ liability insurance for such Trust Series and the Related Public Funds. Each Trust Series shares the fees and expenses on a pro rata basis with each Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2025 were $754,349 for the Trust Series and the other Related Public Funds. USCI’s portion of such fees and expenses for the year ending December 31, 2025 totaled $65,484 and CPER’s portion of such fees and expenses for the year ending December 31, 2025 totaled $57,832. For the year ending December 31, 2024, these fees and expenses were $916,574 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for the year ending December 31, 2024 totaled $59,716 and CPER’s portion of such fees and expenses for the year ending December 31, 2024 totaled $46,941. For the year ending December 31, 2023, these fees and expenses were $1,210,000 for the Trust Series and the Related Public Funds. USCI’s portion of such fees and expenses for the year ending December 31, 2023 was $81,283 and CPER’s portion of such fees and expenses for the year ending December 31, 2023 was $76,810.

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. For the years ended December 31, 2025, 2024 and 2023, USCI incurred $353,700, $433,806, and $369,911 respectively, in investor tax reporting costs and audit expenses. For the years ended December 31, 2025, 2024 and 2023, CPER incurred $442,150, $618,031, and $431,530 respectively, in investor tax reporting costs and audit expenses. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

Brokerage and Futures Commission Merchant Agreements

The Trust, on behalf of each of USCI and CPER, entered into a Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC Capital Markets LLC (“RBC”), in June of 2018. The Trust, on behalf of each of USCI and CPER, entered into a Commodity Futures Customer Agreement with Marex North America, LLC (“MNA”), in August of 2021, and Marex Capital Markets, Inc. (“MCM”) assumed the rights and obligations of MNA vis - à - vis USCI and CPER following the transfer of MNA’s futures clearing business to MCM a part of an internal reorganization in July of 2023. RBC and MCM are each referred to as a “Futures Commissions Merchant” or “FCM.” The agreements with the FCMs for each Trust Series require the FCMs to provide services to the applicable Trust Series in connection with the purchase and sale of futures contracts that may be purchased and sold by or through the applicable FCM for the applicable Trust Series’ account. In accordance with each agreement, the FCM charges the applicable Trust Series commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when each Trust Series issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when each Trust Series redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. Each Trust Series also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

USCI

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Total commissions accrued to brokers	$183,469	$134,087	$160,196
Total commissions as annualized percentage of average total net assets	0.08%	0.08%	0.08%

The increase in total commissions accrued to brokers for the year ended December 31, 2025, compared to the year ended December 31, 2024, was due primarily to the number of contracts held and traded.

For the twelve months ended December 31, 2025 and 2024, the monthly average volume of open future contract notional value was $315,852,571 and $217,244,129, respectively.

CPER

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Total commissions accrued to brokers	$36,365	$38,119	$38,792
Total commissions as annualized percentage of average total net assets	0.02%	0.02%	0.03%

The decrease in total commissions accrued to brokers for the year ended December 31, 2025, compared to the year ended December 31, 2024, was due primarily to the number of contracts held and traded.

For the twelve months ended December 31, 2025 and 2024, the monthly average volume of open future contract notional value was $225,322,417 and $167,484,599, respectively.

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

The purchase and sale of futures contracts, options on futures contracts and cleared swaps require margin deposits with an FCM. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary transactions and assets. To reduce the credit risk that arises in connection with such contracts, a Trust Series will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. (“ISDA”) that provides for the netting of its overall exposure to its counterparty and, consistent with applicable regulatory requirements, the posting by each party to cover the mark - to - market exposure of a counterparty to the other counterparty is required.

As to OTC swaps, valuing OTC derivatives is less certain than valuing actively traded financial instruments such as exchange - traded futures contracts and securities or cleared swaps because, for OTC derivatives, the price and terms on which such OTC derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources. In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating OTC contracts, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction. As a result, it may be difficult to obtain an independent value for an outstanding OTC derivatives transaction.

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

All of the futures contracts held by each Trust Series through December 31, 2025 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if each Trust Series were to enter into non-exchange traded contracts (including Exchange for Related Position or EFRP), it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

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

USCF may invest a portion of each Trust Series’ cash in money market funds and Treasuries that seek to maintain a stable per share NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2025 and December 31, 2024, USCI held investments in money market funds in the amounts of $210,500,000 and $140,500,000, respectively. As of December 31, 2025 and December 31, 2024, CPER held investments in money market funds in the amounts of $296,475,000 and $106,475,000, respectively. Each Trust Series also holds cash deposits with its custodian. As of December 31, 2025 and December 31, 2024, USCI held cash deposits and investments in short - term investments in the amounts of $70,654,690 and $45,388,476, respectively, with the custodian and FCMs. As of December 31, 2025 and December 31, 2024, CPER held cash deposits and investments in short - term investments in the amounts of $131,740,409 and $45,744,085, respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or FCMs cease operations.

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

NOTE 7 - FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2025, 2024 and 2023 for the shareholders. This information has been derived from information presented in the financial statements.

USCI

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2025	2024	2023

Per Share Operating Performance:
Net asset value, beginning of year	$66.04	$56.34	$56.23
Total income (loss)	12.21	10.41	0.73
Total expenses	(0.77)	(0.71)	(0.62)
Net increase (decrease) in net asset value	11.44	9.70	0.11 #
Net asset value, end of year	$77.48	$66.04	$56.34

Total Return	17.32%	17.22%	0.20%

Ratios to Average Net Assets
Total income (loss)	15.77%	16.62%	(0.47)%
Management fees	0.80%	0.80%	0.80%
Total expenses excluding management fees	0.25%	0.36%	0.31%
Net income (loss)	14.73%	15.46%	(1.58)%
#

The amount shown for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses for the year because of the timing of sales and repurchases of the Fund’s shares in relation to fluctuating market values for the Fund.

CPER

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2025	2024	2023

Per Share Operating Performance:
Net asset value, beginning of year	$25.23	$24.10	$23.07
Total income (loss)	9.88	1.41	1.28
Total expenses	(0.27)	(0.28)	(0.25)
Net increase (decrease) in net asset value	9.61	1.13	1.03
Net asset value, end of year	$34.84	$25.23	$24.10

Total Return	38.09%	4.69%	4.46%

Ratios to Average Net Assets
Total income (loss)	37.16%	1.11%	5.92%
Management fees	0.65%	0.65%	0.65%
Total expenses excluding management fees	0.23%	0.41%	0.39%
Net income (loss)	36.28%	0.05%	4.88%

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

NOTE 8 – QUARTERLY FINANCIAL DATA (Unaudited)

USCI

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2025	2025	2025	2025
Total Income (Loss)	$18,656,702	$4,157,072	$16,104,578	$(387,600)
Total Expenses	558,327	572,099	664,341	762,067
Net Income (Loss)	$18,098,375	$3,584,973	$15,440,237	$(1,149,667)
Net Income (Loss) per Share	$5.96	$1.26	$4.56	$(0.34)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2024	2024	2024	2024
Total Income (Loss)	$13,580,685	$4,051,763	$664,871	$11,069,025
Total Expenses	478,155	499,638	527,816	535,591
Net Income (Loss)	$13,102,530	$3,552,125	$137,055	$10,533,434
Net Income (Loss) per Share	$4.71	$1.29	$0.04	$3.66

CPER

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2025	2025	2025	2025
Total Income (Loss)	$36,378,038	$(1,252,745)	$(3,775,809)	$53,493,577
Total Expenses	354,099	386,881	526,262	753,235
Net Income (Loss)	$36,023,939	$(1,639,626)	$(4,302,071)	$52,740,342
Net Income (Loss) per Share	$6.27	$(0.04)	$(1.53)	$4.91

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2024	2024	2024	2024
Total Income (Loss)	$5,111,099	$11,283,973	$4,980,873	$(19,481,234)
Total Expenses	337,573	531,776	549,451	392,143
Net Income (Loss)	$4,773,526	$10,752,197	$4,431,422	$(19,873,377)
Net Income (Loss) per Share	$0.96	$2.23	$1.08	$(3.14)

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

The following table summarizes the valuation of USCI’s securities at December 31, 2025 using the fair value hierarchy:

At December 31, 2025	Total	Level I	Level II	Level III
Short-Term Investments	$210,500,000	$210,500,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(4,218,366)	(4,218,366)	—	—
Foreign Contracts	1,608,581	1,608,581	—	—

The following table summarizes the valuation of USCI’s securities at December 31, 2024 using the fair value hierarchy:

At December 31, 2024	Total	Level I	Level II	Level III
Short-Term Investments	$140,500,000	$140,500,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	5,699,315	5,699,315	—	—
Foreign Contracts	(306,976)	(306,976)	—	—

The following table summarizes the valuation of CPER’s securities at December 31, 2025 using the fair value hierarchy:

At December 31, 2025	Total	Level I	Level II	Level III
Short-Term Investments	$296,475,000	$296,475,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	52,247,472	52,247,472	—	—

The following table summarizes the valuation of CPER’s securities at December 31, 2024 using the fair value hierarchy:

At December 31, 2024	Total	Level I	Level II	Level III
Short-Term Investments	$106,475,000	$106,475,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(9,781,512)	(9,781,512)	—	—

The Trust and each Trust Series have adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments Held by USCI

	Statements of
	Financial
	Condition	Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Location	December 31, 2025	December 31, 2024
Futures - Commodity Contracts	Unrealized gain (loss) on open commodity futures contracts	$(2,609,785)	$5,392,339

Fair Value of Derivative Instruments Held by CPER

	Statements of
	Financial
	Condition	Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Location	December 31, 2025	December 31, 2024
Futures - Commodity Contracts	Unrealized gain (loss) on open commodity futures contracts	$52,247,472	$(9,781,512)

The Effect of Derivative Instruments on the Statements of Operations of USCI

		For the year ended		For the year ended		For the year ended
		December 31, 2025		December 31, 2024		December 31, 2023
			Change in		Change in		Change in
	Location of	Realized Gain	Unrealized Gain	Realized Gain	Unrealized Gain	Realized Gain	Unrealized Gain
Derivatives	Gain (Loss)	(Loss) on	(Loss) on	(Loss) in	(Loss) on	(Loss) in	(Loss) on
not	on	Derivatives	Derivatives	Derivatives	Derivatives	Derivatives	Derivatives
Accounted for as	Derivatives	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Hedging Instruments	Recognized in Income	Income	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$36,508,035		$11,706,617		$2,123,019

	Change in unrealized gain (loss) on open commodity futures contracts		$(8,002,124)		$8,697,419		$(12,703,810)

The Effect of Derivative Instruments on the Statements of Operations of CPER

		For the year ended		For the year ended		For the year ended
		December 31, 2025		December 31, 2024		December 31, 2023
			Change in		Change in		Change in
Derivatives	Location of	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
not Accounted	Gain (Loss)	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
for as	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives	in Derivatives	Derivatives
Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$13,488,462		$6,972,050		$1,358,100

	Change in unrealized gain (loss) on open commodity futures contracts		$62,028,984		$(13,777,846)		$23,481

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

Item 9B. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended December 31, 2025.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF. The Trust has no executive officers. Pursuant to the terms of the Trust Agreement, The Trust’s affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Age	Capacity
John P. Love	54	Management Director, Chairman of the Board of Directors, President and Chief Executive Officer
Stuart P. Crumbaugh	62	Chief Financial Officer, Secretary and Treasurer
Andrew F Ngim	65	Chief Operating Officer and Portfolio Manager
Kathryn D. Rooney	53	Management Director, Chief Marketing Officer
Daphne G. Frydman	51	Director of Compliance
Ray W. Allen	69	Portfolio Manager
Kevin A. Baum	55	Chief Investment Officer
Gordon L. Ellis	79	Independent Director
Malcolm R. Fobes III	61	Independent Director
Peter M. Robinson	68	Independent Director

Ray W. Allen, 69, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of: (1) UGA from February 2008 until March 2010, and then portfolio manager since May 2015, (2) UHN from April 2008 until March 2010, and then portfolio manager from May 2015 to September 2018, (3) UNL from November 2009 until March 2010, and then portfolio manager since May 2015. In addition, he has been the portfolio manager of: (1) DNO from September 2009 to September 2018, (2) USO and USL since March 2010, (3) BNO since June 2010, (4) UNG since May 2015, (5) United States 3x Oil Fund and United States 3x Short Oil Fund from July 2017 to December 2019. Mr. Allen also has served as the portfolio manager of the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, a series of the USCF ETF Trust, from May 2018 to October 2021 and then portfolio manager since January 2022. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and has been registered as an associated person of USCF since July 2015 and from March 2008 to November 2012. Additionally, Mr. Allen has been approved as an NFA swaps associated person of USCF since July 2015. As of February 2017, he also is an associated person and swap associated person of USCF Advisers, LLC (“USCF Advisers”). USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Allen earned a B.A. in Economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Kevin A. Baum, 55, has served as the Chief Investment Officer of USCF since September 1, 2016 and as a Portfolio Manager of USCF from March 2016 to April 2017. He also has served as the Chief Investment Officer of USCF Advisers since June 2021. Prior to joining USCF, Mr. Baum temporarily retired from December 2015 to March 2016. Mr. Baum served as the Vice President and Senior Portfolio Manager for Invesco, an investment manager that manages a family of exchange-traded funds, from October 2014 through December 2015. Mr. Baum was temporarily retired from May 2012 through September 2014. From May 1993 to April 2012, Mr. Baum worked as the Senior Portfolio Manager, Head of Commodities for OppenheimerFunds, Inc., a global asset manager. Mr. Baum has been approved with respect to USCF as an NFA principal and associated person since April 2016, and a swap associated person since November 2020. He also is an associated person of USCF Advisers as of February 2017, and, as of June 2021, a principal and swap associated person of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Baum is a CFA Charterholder, CAIA Charterholder, earned a B.B.A. in Finance from Texas Tech University and holds an NFA Series 3 and FINRA Series 7 registrations.

Stuart P. Crumbaugh, 62, Management Director of USCF since April 2023 and Chief Financial Officer, Secretary and Treasurer of USCF since May 2015. In addition, Mr. Crumbaugh has served as a director of USCF Investments, the parent and sole member of USCF, since December 2016. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015 and, as of January 2017, he is a principal of USCF Advisers, an affiliate of USCF, which is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Since June 2015, Mr. Crumbaugh has been the Treasurer and Secretary of USCF Advisers. He has served as a Management Trustee, Chief Financial Officer and Treasurer of USCF ETF Trust since May 2015. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Also, Mr. Crumbaugh served as the Chief Financial Officer of The Marygold Companies, Inc., formerly Concierge Technologies, Inc. (“Marygold”), the parent of USCF Investments, Inc. (formerly Wainwright Holdings, Inc.) (“USCF Investments”) from December 2017 to January 2024 and as a management director on the board of directors of Marygold from April 2023 to January 2024. He is also the Treasurer and a member of the Board of Directors of Marygold & Co., a subsidiary of Marygold, since November 2019. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant - Michigan (inactive).

Daphne G. Frydman, 51, General Counsel of USCF and USCF Advisers, LLC since May 2018, and Director of Compliance of USCF since April 2022. She is also the Chief Legal Officer of USCF ETF Trust since May 2018 and Secretary of the same since December 2021. Ms. Frydman served as Deputy General Counsel of USCF and USCF Advisers, LLC from May 2016 through May 2018. From September 2001 through April 2016, Ms. Frydman was an attorney in private practice at the law firm Sutherland Asbill & Brennan LLP. Ms. Frydman is listed as a principal of USCF as of June 1, 2022. Ms. Frydman earned her J.D. from the Northwestern University Pritzker School of Law and a B.A. in College of Letters and Spanish from Wesleyan University.

John P. Love, 54, President and Chief Executive Officer of USCF since May 15, 2015, Management Director of USCF since October 2016 and Chairman of the Board of Directors of USCF since October 2019. Mr. Love also is a director of USCF Investments, a position he has held since December 2016. Mr. Love previously served as a Senior Portfolio Manager for the Related Public Funds from March 2010 through May 2015. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006. Mr. Love also served as a portfolio manager of USCF from April 2006 until April 2015. Mr. Love has served on the Board of Managers of USCF Advisers since November 2016 and as its President since June 2015. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also has served as the President and Chief Executive Officer of the USCF ETF Trust since December 2015. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. Mr. Love has been registered as an associated person of USCF since February 2015 and from December 2005 to April 2009. Additionally, Mr. Love has been approved as an NFA swaps associated person since February 2015. Mr. Love is a principal of USCF Advisers LLC as of January 2017. Additionally, effective as of February 2017, he is an associated person and, swap associated person of USCF Advisers. Mr. Love earned a B.A. from the University of Southern California, holds NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Andrew F Ngim, 65, co-founded USCF in 2005 and has served as the Chief Operating Officer of USCF since August 2016. He also served as a Management Director of USCF from May 2005 to April 2023. Mr. Ngim serves as the portfolio manager for USCI and CPER since January 2013. Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. In addition, he has been on the Board of Managers and serves as the Assistant Secretary and Assistant Treasurer of USCF Advisers since its inception in June 2013 and Chief Operating Officer of USCF Advisers since March 2021. Prior to and concurrent with his services to USCF and USCF Advisers, from January 1999 to January 2013, Mr. Ngim served as a Managing Director for Ameristock Corporation, a California-based investment adviser, which he co-founded in March 1995, and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013. Mr. Ngim also serves as the portfolio manager for the following series of the USCF ETF Trust: (1) USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, from May 2018 to present, (2) the USCF Sustainable Battery Metals Strategy Fund from January 2023 to present, (3) the USCF Energy Commodity Strategy Absolute Return Fund from May 2023 to present, (4) the USCF Sustainable Commodity Strategy Fund from August 9, 2023 to present, and (5) the USCF Oil Plus Bitcoin Strategy Fund from December 9, 2025 to present. Mr. Ngim served as a Management Trustee of the USCF ETF Trust from August 2014 to August 2023. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005 and a principal of USCF Advisers LLC since January 2017. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Ngim earned his B.A. from the University of California at Berkeley.

Kathryn D. Rooney, 53, Management Director of USCF since April 2023 and Chief Marketing Officer of USCF since January 2016. Ms. Rooney also serves as a director of USCF Advisers since March 10, 2024 and was listed as a principal of USCF Advisers effective March 28, 2025. She also served as a member of the Board of Directors of The Marygold Companies, which is the parent of USCF Investments, Inc., from January 2017 to April 2023. USCF Investments, Inc. is the sole member of USCF. Previously, Ms. Rooney was the National Sales Director at USCF from January 2007 to December 2015. Ms. Rooney was the Director of Business Development at the Ameristock Corporation, a California-based registered investment adviser, from September 2003 to January 2007. Prior to joining the Ameristock Corporation, she was Regional Sales Director at Accessor Capital Management, a registered investment adviser that was based in Seattle, Washington, from October 2002 to August 2003, National Sales Director at ALPS Mutual Fund Services, Inc., a boutique investment services company offering outsourced back office operations and distribution services to mutual fund managers, from June 1999 to October 2002, and Trust Officer at Fifth Third Bancorp, an American bank holding company headquartered in Ohio, from June 1994 to May 1999. Additionally, Ms. Rooney has been registered as an associated person of USCF since August 2015 and from December 2005 to April 2009 and is listed as a principal of USCF effective as of April 2023. Additionally, effective as of February 2017, she is an associated person of USCF Advisers, LLC, an affiliate of USCF, which is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Ms. Rooney graduated from Wellesley College with a B.A. in economics and psychology in June 1994.

Gordon L. Ellis, 79, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as Chairman of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc., which is a leading developer and producer of environmentally friendly pet care and industrial products, from May July 1985 until July 2010 when it was sold to Kinderhook Industries, a private investment banking firm and remained as a director until March 2013 when Absorption Corp was sold again to J. Rettenmaier & Söhne Group, a German manufacturing firm. Concurrent with that, he founded and has served as Chairman from November 2010 to present of Lupaka Gold Corp., a firm that acquires, explores and developed mining properties and is currently driving an arbitration suit against the Republic of Peru. He also serves as a director of Goldhaven Resources, a firm that acquires, explores and develops mining properties in Canada and Chile, from August 2020 to present. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is a professional engineer, retired, and earned an M.B.A. in international finance.

Malcolm R. Fobes III, 61, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman, Chief Executive Officer and Chief Investment Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a B.S. in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 68, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an M.B.A. from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: John P. Love, Stuart P. Crumbaugh, Daphne G. Frydman, Nicholas D. Gerber, Melinda D. Gerber, Andrew F Ngim, Peter M. Robinson, Kathryn D. Rooney, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum, and USCF Investments, Inc., formerly Wainwright Holdings, Inc. The individuals who are Principals due to their positions are John P. Love, Stuart P. Crumbaugh, Daphne G. Frydman, Andrew F Ngim, Peter M. Robinson, Kathryn D. Rooney, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, and Kevin A. Baum. In addition, USCF Investments is a Principal because it is the sole member of USCF. None of the Principals owns or has any other beneficial interest in any Trust Series. Andrew F Ngim makes trading and investment decisions for each Trust Series. Andrew F Ngim, Darius Coby, Seth Lancaster and Zach Sanchez execute trades on behalf of each Trust Series. In addition, John P. Love, Ray W. Allen, Kevin A. Baum,

Kathryn Rooney, and Maya Lowry are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members. John P. Love, Kevin A. Baum and Ray W. Allen are also registered with the CFTC as Swaps Associated Persons.

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

Background of SHIM

SHIM is the owner, creator and licensor of commodity indices including the SCI, the SummerHaven Dynamic Commodity Index Total Return SM (“SDCI”). SHIM is a Delaware limited liability company formed on August 11, 2009. It maintains its main business office at Soundview Plaza, 1266 East Main Street, 4th Floor, Stamford, CT 06902. The firm maintains a website at www.summerhavenindex.com. The firm creates innovative commodities indices focused on providing investors with better risk adjusted returns than traditional commodity index benchmarks.

Principals of SummerHaven

Stephen M. Bowley, Jr. is the Chief Financial Officer of SummerHaven since October 2024. He also has served as Chief Financial Officer of Basso Capital Management, L.P. (“Basso”) since March 2006 where he continues to work concurrently with his role at SummerHaven. Basso is an SEC registered investment advisor that managed a platform of hedge funds for nearly 30 years before transitioning to a multi-family office in 2018. Prior to SummerHaven and Basso, Mr. Bowley was a VP of Fund Accounting for DKR Capital Partners, an SEC registered investment advisor that managed various hedge funds and fund of fund offerings, from February 2000 to March 2006. Mr. Bowley received a B.S. in Actuarial Science and Mathematics from the University of Connecticut. Mr. Bowley became listed as a principal of SummerHaven effective April 3, 2025.

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

Babu V. Sonti of SummerHaven Investment Management is the Chief Technology Officer since June 2016, Chief Operating Officer since June 2021, and also the Chief Compliance Officer since March 2024. Previously, he was a Special Consultant to the United Nations Joint Staff Pension Fund from September 2015 to May 2016. Prior to that, Mr. Sonti was the Vice President and Chief Technology Officer of Ameritas Investment Partners, a registered investment adviser managing equity, fixed income and index derivatives, from January 2006 to August 2015 where he was responsible for developing, maintaining and researching infrastructure and trading technologies along with trading operations for equity, fixed income and index derivatives. Mr. Sonti was part of the founding team at Summit Investment Partners from June 1988 where he worked until December 2005, when Summit Investment Partners was acquired by Ameritas. Summit Investment Partners was a registered investment adviser that managed Summit Mutual Funds along with separate accounts with equity, fixed income and index derivatives for institutional investors. Mr. Sonti became listed as a principal of SummerHaven effective May 17, 2022. Mr. Sonti received his M.A. in Mathematics from the University of Maine and was the Assistant Professor of Mathematics & Computer Science at the College of Wooster.

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

Part III

Item 11. Executive Compensation.

Compensation to USCF and Other Compensation

None of the Trust Series directly compensates any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of each Trust Series and other entities controlled by USCF. None of the Trust Series reimburses USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. Each Trust Series pays fees to USCF pursuant to the Trust Agreement. Each of USCI and CPER is contractually obligated to pay USCF a fee, which is paid monthly, equal to 0.95% per annum of average daily total net assets. For the year ending December 31, 2025, USCF contractually lowered the management fee to 0.80% per annum of average daily total net assets for USCI and 0.65% per annum of average daily total net assets for CPER.

For 2025, each of USCI and CPER accrued aggregate management fees of $1,954,181 and $1,484,130, respectively.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2025 by the directors of USCF. Each of USCI’s and CPER’s portion of the aggregate fees paid for director’s fees and insurance for the year ended December 31, 2025 was $65,484 and $57,832, respectively.

Change in
Pension
	Fees				Value and
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Plan	Compensation	Total
Management Directors
John P. Love	$—	NA	NA	NA	$—	$—	$—
Stuart P. Crumbaugh	$—	NA	NA	NA	$—	$—	$—
Robert L. Nguyen(2)	$—	NA	NA	NA	$—	$—	$—
Kathryn D. Rooney	$—	NA	NA	NA	$—	$—	$—
Independent Directors
Peter M. Robinson	$18,061	NA	NA	NA	$—	$—	$18,061
Gordon L. Ellis	$18,061	NA	NA	NA	$—	$—	$18,061
Malcolm R. Fobes III(1)	$21,673	NA	NA	NA	$—	$—	$21,673
(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation from USCF, in recognition of the additional responsibilities he has undertaken in this role.
(2)	Mr. Nguyen served as a director of USCF until May 31, 2025. This table reflects his compensation earned through that date.

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

Director Independence

In February 2025, the Board undertook a review of the independence of the directors of USCF and considered whether any director has a material relationship or other arrangement with USCF, the Trust Series or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14. Principal Accountant Fees and Services.

The fees for services billed to USCI by its independent auditors for the last two fiscal years are as follows:

	2025	2024
Audit fees	$115,900	$112,500
Audit-related fees	—	—
Tax fees	17,500	17,000
All other fees	5,000	5,000
	$138,400	$134,500

The fees for services billed to CPER by its independent auditors for the last two fiscal years are as follows:

	2025	2024
Audit fees	$74,800	$72,500
Audit-related fees	—	—
Tax fees	17,500	17,000
All other fees	5,000	5,000
	$97,300	$94,500

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

Part IV

Item 15. Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 92.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document
3.1(1)	Certificate of Statutory Trust of the Registrant.
3.2(2)	Fourth Amended and Restated Declaration of Trust and Trust Agreement.
3.3(5)	Sixth Amended and Restated Limited Liability Company Agreement of the Sponsor.
4.1(9)	Description of Securities.
10.1(7)	Form of Authorized Participant Agreement.
10.1(8)	Futures and Cleared Derivatives Transactions Customer Agreement with RBC Capital Markets, LLC
10.2(3)	Marketing Agent Agreement.
10.3(4)	Amendment Agreement to Marketing Agent Agreement.
10.3(5)	Amendment 6 to the Marketing Agent Agreement, dated as of October 1, 2022, between United States Commodity Funds LLC, United States Commodity Index Funds Trust, and ALPS Distributors, Inc.
10.4(6)	Form of Custody Agreement with The Bank of New York Mellon.
10.5(6)	Form of Transfer Agency and Service Agreement with The Bank of New York Mellon.
10.6(6)	Form of Fund Administration and Accounting Agreement with Administrative Agency Agreement with The Bank of New York Mellon.
10.7(12)	First Amendment to the Amended and Restated Licensing Agreement
10.8(8)	Amended and Restated Advisory Agreement.
19.1(12)	Insider Trading Policies and Procedures
23.1(13)	Consent of Independent Registered Public Accounting Firm.
31.1(13)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(13)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(13)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(13)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
97.1(10)	Dodd-Frank Compensation Recoupment Policy.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
(1)	Incorporated by reference to the initial Registration Statement on Form S-1 (File No. 333-164024) filed on December 24, 2009.
(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 15, 2017.

(3)	Incorporated by reference to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-164024) filed on July 23, 2010.
(4)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-170844) filed on August 31, 2011.
(5)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 11, 2016.
(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on March 30, 2020.
(7)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 2 to Form S-1 (File No. 333-195018) filed on March 31, 2016.
(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on April 24, 2018.
(9)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 13, 2020.
(10)	Incorporated by reference to Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2023, filed on February 29, 2024.
(11)	Incorporated by reference to Registrant’s Form 8-K, filed on April 29, 2025.
(12)	Incorporated by reference to Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2024, filed on February 28, 2025.
(13)	Filed herewith.

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

Date: February 27, 2026

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: February 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities* and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ John P. Love	Chief Executive Officer of United States Commodity Funds, LLC	February 27, 2026
John P. Love	(Principal Executive Officer)

/s/ Stuart P. Crumbaugh	Chief Financial Officer of United States Commodity Funds, LLC	February 27, 2026
Stuart P. Crumbaugh	(Principal Financial Officer)
*	The Registrant is a trust and the persons are signing in their capacities as officers of United States Commodity Funds LLC, the Sponsor of the Registrant.