Form 10-Q
period 2026-03-31
United States Commodity Index Funds Trust
filed 2026-05-08
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2026.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐    Yes    ☒    No

The number of outstanding shares of each series of the registrant as of May 5, 2026 are included in the table below:

Number of Outstanding Shares as of May 5, 2026
United States Commodity Index Fund	3,800,000
United States Copper Index Fund	19,350,000
Total	23,150,000

United States Commodity Index Funds Trust

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At March 31, 2026 (Unaudited) and December 31, 2025

United States Commodity Index Fund

	March 31, 2026		December 31, 2025
Assets
Cash and cash equivalents (at cost $321,438,271 and $264,041,053, respectively) (Notes 2 and 6)	$321,438,271	(a)	$264,041,053	(a)
Equity in trading accounts:
Cash and cash equivalents (at cost $10,563,268 and $17,113,637, respectively)	10,563,268		17,113,637
Unrealized gain (loss) on open commodity futures contracts	15,340,902		(2,609,785)
Dividends receivable	644,590		615,840
Interest receivable	287,983		265,718
Prepaid insurance	59,661		16,096

Total Assets	$348,334,675		$279,442,559

Liabilities and Capital
Payable due to Broker	$5,545		$—
Management fees payable (Note 4)	227,057		192,001
Professional fees payable	107,736		295,279
Directors’ fees payable	7,415		9,536

Total Liabilities	347,753		496,816

Commitments and Contingencies (Notes 4, 5 & 6)

Capital
Sponsor	$—		$—
Shareholders	347,986,922		278,945,743
Total Capital	347,986,922		278,945,743

Total Liabilities and Capital	$348,334,675		$279,442,559

Shares outstanding	3,650,000		3,600,000
Net asset value per share	$95.34		$77.48
Market value per share	$95.32		$77.61

(a)A portion of this amount is designated to meet daily Futures Commission Merchants’ margin requirements.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At March 31, 2026 (Unaudited) and December 31, 2025

United States Copper Index Fund

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents (at cost $631,293,996 and $428,215,409, respectively) (Notes 2 and 6)	$631,293,996	$428,215,409	(a)
Equity in trading accounts:
Cash and cash equivalents (at cost $98,824,452 and $—, respectively)	98,824,452	—
Unrealized gain (loss) on open commodity futures contracts	(18,330,085)	52,247,472
Dividends receivable	1,798,318	845,454
Interest receivable	392,292	349,691
Prepaid insurance	96,400	13,780

Total Assets	$714,075,373	$481,671,806

Liabilities and Capital
Payable due to Broker	$—	$24,709,925
Management fees payable (Note 4)	439,226	210,142
Professional fees payable	55,217	328,341
Directors’ fees payable	18,144	11,683

Total Liabilities	512,587	25,260,091

Commitments and Contingencies (Notes 4, 5 & 6)

Capital
Sponsor	$—	$—
Shareholders	713,562,786	456,411,715
Total Capital	713,562,786	456,411,715

Total Liabilities and Capital	$714,075,373	$481,671,806

Shares outstanding	20,800,000	13,100,000
Net asset value per share	$34.31	$34.84
Market value per share	$34.43	$34.96

(a)A portion of this amount is designated to meet daily Futures Commission Merchants’ margin requirements.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At March 31, 2026 (Unaudited) and December 31, 2025

United States Commodity Index Funds Trust

	March 31, 2026		December 31, 2025
Assets
Cash and cash equivalents (at cost $952,732,267 and $692,256,462, respectively) (Notes 2 and 6)	$952,732,267	(a)	$692,256,462	(a)
Equity in trading accounts:
Cash and cash equivalents (at cost $109,387,720 and $17,113,637, respectively)	109,387,720		17,113,637
Unrealized gain (loss) on open commodity futures contracts	(2,989,183)		49,637,687
Dividends receivable	2,442,908		1,461,294
Interest receivable	680,275		615,409
Prepaid insurance	156,061		29,876

Total Assets	$1,062,410,048		$761,114,365

Liabilities and Capital
Payable due to Broker	$5,545		$24,709,925
Management fees payable (Note 4)	666,283		402,143
Professional fees payable	162,953		623,620
Directors’ fees payable	25,559		21,219

Total Liabilities	860,340		25,756,907

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—		—
Shareholders	1,061,549,708		735,357,458
Total Capital	1,061,549,708		735,357,458

Total Liabilities and Capital	$1,062,410,048		$761,114,365

Shares Outstanding	24,450,000		16,700,000

(a)A portion of this amount is designated to meet daily Futures Commission Merchants’ margin requirements.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Schedule of Investments (Unaudited)

At March 31, 2026

United States Commodity Index Fund

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
CME CATTLE FEEDER FUT May 2026 contracts, expiring May 2026	$25,191,387	140	$461,863	0.13
NYMEX Natural Gas Futures NG June 2026 contracts, expiring May 2026	24,684,278	805	(485,978)	(0.14)
NYMEX NY Harb ULSD Fut June 2026 contracts, expiring May 2026	25,036,038	158	(211,425)	(0.06)
CBOT SOYBEAN OIL FUTR July 2026 contracts, expiring July 2026	24,707,179	604	254,933	0.07
ICE COFFEE ‘C’ FUTURE July 2026 contracts, expiring July 2026	24,000,132	217	(336,282)	(0.10)
NYMEX PLATINUM FUTURE July 2026 contracts, expiring July 2026	29,177,450	265	(3,072,300)	(0.88)
CME LIVE CATTLE FUTR August 2026 contracts, expiring August 2026	25,059,900	265	358,900	0.10
NYMEX RBOB Gasoline Futures RB September 2026 contracts, expiring August 2026	24,800,999	219	(446,535)	(0.13)
CBOT SOYBEAN MEAL FUTR September 2026 contracts, expiring September 2026	24,362,530	785	(27,530)	(0.01)
NYMEX WTI CRUDE FUTURE December 2026 contracts, expiring November 2026	20,043,825	317	2,929,165	0.84
United Kingdom Contracts
ICE Low Sulphur Gasoil Futures QS May 2026 contracts, expiring May 2026	12,880,405	209	13,019,920	3.74
ICE BRENT CRUDE FUTR October 2026 contracts, expiring August 2026	19,325,868	281	3,983,083	1.15
Foreign Contracts
LME TIN FUTURE April 2026 contracts, expiring April 2026	23,356,750	87	(3,052,255)	(0.88)
LME TIN FUTURE May 2026 contracts, expiring May 2026	25,677,695	112	500,625	0.14
LME PRI ALUM FUTR June 2026 contracts, expiring June 2026	24,318,949	302	1,971,209	0.57
LME ZINC FUTURE June 2026 contracts, expiring June 2026	27,873,134	330	(1,118,384)	(0.32)
Open Commodity Futures Contracts - Short** Foreign Contracts
LME TIN FUTURE April 26 contracts, expiring April 2026	(19,904,135)	87	(400,360)	(0.12)
LME PRI ALUM FUTR June 2026 contracts, expiring June 2026	(157,232)	2	(16,875)	0.00	†
LME ZINC FUTURE June 2026 contracts, expiring June 2026	(27,783,878)	330	1,029,128	0.30
Total Open Futures Contracts*	$332,651,274	5,515	$15,340,902	4.40

United States Commodity Index Funds Trust

Schedule of Investments (Unaudited)

At March 31, 2026

United States Commodity Index Fund

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
Matures on 4/09/2026, yield 3.70%	$10,000,000	$9,991,966	2.87
Matures on 6/02/2026, yield 3.51%	10,000,000	9,938,517	2.86
Total United States Treasury Obligations		$19,930,483	5.73

United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 3.60%#	210,500,000	210,500,000	60.49
Total United States Money Market Funds		210,500,000	60.49
Total Cash Equivalents		$230,430,483	66.22
†	Represents less than 0.005%.
*	Collateral amounted to $10,563,268 on open commodity futures contracts.
**

All short contracts are offset by long positions in Commodity Futures Contracts and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).

#	Reflects the 7-day yield at March 31, 2026.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Schedule of Investments

At December 31, 2025

United States Commodity Index Fund

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL March 2026 contracts, expiring February 2026	$18,697,280	326	$(43,560)	(0.02)
NYMEX Natural Gas Futures NG March 2026 contracts, expiring February 2026	19,496,100	591	(997,800)	(0.36)
CME Live Cattle Futures LC February 2026 contracts, expiring February 2026	18,829,340	207	347,140	0.12
CBOT Soybean Oil BO March 2026 contracts, expiring March 2026	18,823,931	638	(235,163)	(0.08)
ICE Cocoa Futures CC March 2026 contracts, expiring March 2026	19,340,210	318	(53,510)	(0.02)
ICE Coffee Futures KC March 2026 contracts, expiring March 2026	20,205,712	146	(1,111,649)	(0.40)
CME Cattle Feeder Futures FC March 2026 contracts, expiring March 2026	19,193,539	112	144,661	0.05
COMEX Copper Futures HG March 2026 contracts, expiring March 2026	19,445,750	136	(126,950)	(0.05)
COMEX Silver Futures SI March 2026 contracts, expiring March 2026	19,709,995	53	(1,000,200)	(0.36)
NYMEX NY Harbour ULSD Futures HO April 2026 contracts, expiring March 2026	20,263,664	215	(1,558,019)	(0.56)
ICE Sugar #11 Futures SB May 2026 contracts, expiring April 2026	17,855,498	1,135	780,294	0.28
United Kingdom Contracts
ICE Low Sulphur Gasoil Futures QS January 2026 contracts, expiring January 2026	4,420,350	66	(310,200)	(0.11)
ICE Brent Crude Futures CO April 2026 contracts, expiring February 2026	18,688,180	308	(57,260)	(0.02)
ICE Low Sulphur Gasoil Futures QS May 2026 contracts, expiring May 2026	14,637,150	242	3,850	0.00	†
Foreign Contracts
LME Tin Futures LT January 2026 contracts, expiring January 2026*	20,377,059	107	1,320,401	0.47
LME Zinc Futures LX January 2026 contracts, expiring January 2026*	20,176,087	265	318,748	0.11
LME Tin Futures LT February 2026 contracts, expiring February 2026*	15,214,670	74	(193,780)	(0.07)
Open Commodity Futures Contracts - Short**
Foreign Contracts
LME Tin Futures LT January 2026 contracts, expiring January 2026*	(16,843,510)	82	215,550	0.08
LME Zinc Futures LX January 2026 contracts, expiring January 2026*	(15,260,784)	198	(52,338)	(0.02)
Total Open Futures Contracts*	$273,270,221	5,219	$(2,609,785)	(0.96)

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

United States Commodity Index Funds Trust

Schedule of Investments (Unaudited)

At March 31, 2026

United States Copper Index Fund

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG May 2026 contracts, expiring May 2026	$241,342,800	1,696	$(3,309,200)	(0.46)
COMEX Copper Futures HG July 2026 contracts, expiring July 2026	243,146,325	1,679	(5,336,962)	(0.75)
COMEX COPPER FUTURE September 2026 contracts, expiring September 2026	247,349,923	1,662	(9,683,923)	(1.36)
Total Open Futures Contracts*	$731,839,048	5,037	$(18,330,085)	(2.57)

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
Matures on 4/09/2026, yield 3.70%	$20,000,000	$19,983,933	2.80
Matures on 4/16/2026, yield 3.53%	10,000,000	9,984,917	1.40
Matures on 5/05/2026, yield 3.67%	10,000,000	9,965,953	1.40
Matures on 6/02/2026, yield 3.51%	20,000,000	19,877,033	2.79
Total United States Treasury Obligations		59,811,836	8.39

United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 3.60%#	515,475,000	515,475,000	72.24
Total United States Money Market Funds		515,475,000	72.24
Total Cash Equivalents		$575,286,836	80.63
*	Collateral amounted to $98,824,452 on open commodity futures contracts.
#	Reflects the 7-day yield at March 31, 2026.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Schedule of Investments

At December 31, 2025

United States Copper Index Fund

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG March 2026 contracts, expiring March 2026	$134,796,426	1,071	$17,339,125	3.80
COMEX Copper Futures HG May 2026 contracts, expiring May 2026	130,885,775	1,060	21,171,225	4.64
COMEX Copper Futures HG July 2026 contracts, expiring July 2026	138,710,953	1,053	13,737,122	3.01
Total Open Futures Contracts*	$404,393,154	3,184	$52,247,472	11.45

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 3.71%#	296,475,000	$296,475,000	64.96
Total United States Money Market Funds		$296,475,000	64.96
*	Collateral amounted to $0 on open commodity futures contracts.
#	Reflects the 7-day yield at December 31, 2025.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2026 and 2025

United States Commodity Index Fund

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$44,861,056	$17,687,182
Change in unrealized gain (loss) on open commodity futures contracts	17,950,687	(1,255,734)
Dividend income	1,894,348	1,489,760
Interest income	785,223	732,344
ETF transaction fees	2,800	3,150
Total Income (Loss)	$65,494,114	$18,656,702

Expenses
Management fees (Note 4)	$605,454	$417,789
Professional fees	86,408	84,918
Brokerage commissions	59,336	42,850
Directors’ fees and insurance	26,348	12,770
Total Expenses	$777,546	$558,327
Net Income (Loss)	$64,716,568	$18,098,375
Net Income (Loss) per share	$17.86	$5.96
Net Income (Loss) per weighted average share	$17.96	$5.94
Weighted average shares outstanding	3,602,778	3,048,889

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2026 and 2025

United States Copper Index Fund

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$33,209,225	$1,630,125
Change in unrealized gain (loss) on open commodity futures contracts	(70,577,557)	32,983,237
Dividend income	4,339,496	1,128,984
Interest income	2,248,207	630,792
ETF transaction fees	16,100	4,900
Total Income (Loss)	$(30,764,529)	$36,378,038

Expenses
Management fees (Note 4)	$1,208,832	$268,397
Professional fees	114,740	72,051
Brokerage commissions	43,566	3,875
Directors’ fees and insurance	36,304	9,776
Total Expenses	$1,403,442	$354,099
Net Income (Loss)	$(32,167,971)	$36,023,939
Net Income (Loss) per share	$(0.53)	$6.27
Net Income (Loss) per weighted average share	$(1.51)	$6.17
Weighted average shares outstanding	21,271,111	5,840,000

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2026 and 2025

United States Commodity Index Funds Trust

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
Income
Realized gain (loss) on closed commodity futures contracts	$78,070,281	$19,317,307
Change in unrealized gain (loss) on open commodity futures contracts	(52,626,870)	31,727,503
Dividend income	6,233,844	2,618,744
Interest income	3,033,430	1,363,136
ETF transaction fees	18,900	8,050
Total Income (Loss)	$34,729,585	$55,034,740

Expenses
Management fees (Note 4)	$1,814,286	$686,186
Professional fees	201,148	156,969
Brokerage commissions	102,902	46,725
Directors’ fees and insurance	62,652	22,546
Total Expenses	2,180,988	912,426
Expense waiver (Note 4)	—	—
Net Income (Loss)	$32,548,597	$54,122,314

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital (Unaudited)

For the three months ended March 31, 2026 and 2025

United States Commodity Index Fund

	Shareholders*
	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
Balances at beginning of period	$278,945,743	$191,518,010
Addition of 250,000 and 450,000 shares, respectively	20,438,650	31,454,463
Redemption of (200,000) and (50,000) shares, respectively	(16,114,039)	(3,465,647)
Net income (loss)	64,716,568	18,098,375

Balances at end of period	$347,986,922	$237,605,201
*	Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital (Unaudited)

For the three months ended March 31, 2026 and 2025

United States Copper Index Fund

	Shareholders*
	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
Balances at beginning of period	$456,411,715	$142,561,094
Addition of 13,250,000 and 1,000,000 shares, respectively	481,806,186	30,137,686
Redemption of (5,550,000) and (300,000) shares, respectively	(192,487,144)	(8,684,890)
Net income (loss)	(32,167,971)	36,023,939

Balances at end of period	$713,562,786	$200,037,829
*	Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital (Unaudited)

For the three months ended March 31, 2026 and 2025

United States Commodity Index Funds Trust

	Shareholders*
	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
Balances at beginning of period	$735,357,458	$334,079,104
Addition of 13,500,000 and 1,450,000 shares, respectively	502,244,836	61,592,149
Redemption of (5,750,000) and (350,000) shares, respectively	(208,601,183)	(12,150,537)
Net income (loss)	32,548,597	54,122,314

Balances at end of period	$1,061,549,708	$437,643,030

*Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2026 and 2025

United States Commodity Index Fund

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
Cash Flows from Operating Activities:
Net income (loss)	$64,716,568	$18,098,375
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(17,950,687)	1,255,734
(Increase) decrease in dividends receivable	(28,750)	(70,345)
(Increase) decrease in interest receivable	(22,265)	(64,037)
(Increase) decrease in prepaid insurance	(43,565)	(35,342)
Increase (decrease) payable due to broker	5,545	—
Increase (decrease) in Management fees payable	35,056	23,485
Increase (decrease) in professional fees payable	(187,543)	(96,518)
Increase (decrease) in directors’ fees payable	(2,121)	2,069
Net cash provided by (used in) operating activities	46,522,238	19,113,421

Cash Flows from Financing Activities:
Addition of shares	20,438,650	31,454,463
Redemption of shares	(16,114,039)	(3,465,647)
Net cash provided by (used in) financing activities	4,324,611	27,988,816

Net Increase (Decrease) in Cash and Cash Equivalents	50,846,849	47,102,237

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	281,154,690	185,888,476
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$332,001,539	$232,990,713

Components of Cash, Cash Equivalents and Equity in Trading Accounts:
Cash and cash equivalents	$321,438,271	$220,521,859
Equity in Trading Accounts:
Cash and cash equivalents	10,563,268	12,468,854
Total Cash, Cash Equivalents and Equity in Trading Accounts	$332,001,539	$232,990,713

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2026 and 2025

United States Copper Index Fund

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
Cash Flows from Operating Activities:
Net income (loss)	$(32,167,971)	$36,023,939
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	70,577,557	(32,983,237)
(Increase) decrease in dividends receivable	(952,864)	(49,103)
(Increase) decrease in interest receivable	(42,601)	(87,540)
(Increase) decrease in prepaid insurance	(82,620)	(30,940)
(Increase) decrease in ETF transaction fees receivable	—	(350)
Increase (decrease) in payable due to Broker	(24,709,925)	13,802,794
Increase (decrease) in Management fees payable	229,084	17,012
Increase (decrease) in professional fees payable	(273,124)	(87,257)
Increase (decrease) in directors’ fees payable	6,461	1,097
Net cash provided by (used in) operating activities	12,583,997	16,606,415

Cash Flows from Financing Activities:
Addition of shares	481,806,186	30,137,686
Redemption of shares	(192,487,144)	(7,109,834)
Net cash provided by (used in) financing activities	289,319,042	23,027,852

Net Increase (Decrease) in Cash and Cash Equivalents	301,903,039	39,634,267

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	428,215,409	152,219,085
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$730,118,448	$191,853,352

Components of Cash, Cash Equivalents and Equity in Trading Accounts:
Cash and cash equivalents	$631,293,996	$191,853,352
Equity in Trading Accounts:
Cash and cash equivalents	98,824,452	—
Total Cash, Cash Equivalents and Equity in Trading Accounts	$730,118,448	$191,853,352

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2026 and 2025

United States Commodity Index Funds Trust

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
Cash Flows from Operating Activities:
Net income (loss)	$32,548,597	$54,122,314
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	52,626,870	(31,727,503)
(Increase) decrease in dividends receivable	(981,614)	(119,448)
(Increase) decrease in interest receivable	(64,866)	(151,577)
(Increase) decrease in prepaid insurance	(126,185)	(66,282)
(Increase) decrease in ETF transaction fees receivable	—	(350)
Increase (decrease) in payable due to Broker	(24,704,380)	13,802,794
Increase (decrease) in Management fees payable	264,140	40,497
Increase (decrease) in professional fees payable	(460,667)	(183,775)
Increase (decrease) in directors’ fees payable	4,340	3,166
Net cash provided by (used in) operating activities	59,106,235	35,719,836

Cash Flows from Financing Activities:
Addition of shares	502,244,836	61,592,149
Redemption of shares	(208,601,183)	(10,575,481)
Net cash provided by (used in) financing activities	293,643,653	51,016,668

Net Increase (Decrease) in Cash and Cash Equivalents	352,749,888	86,736,504

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	709,370,099	338,107,561
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$1,062,119,987	$424,844,065

Components of Cash and Cash Equivalents, and Equity in Trading Account:
Cash and cash equivalents	$952,732,267	$412,375,211
Equity in Trading Accounts:
Cash and cash equivalents	109,387,720	12,468,854
Total Cash, Cash Equivalents and Equity in Trading Accounts	$1,062,119,987	$424,844,065

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Notes to Financial Statements (Unaudited)

For the period ended March 31, 2026

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

In accordance with U.S. GAAP, each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2021. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2026 for any Trust Series.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of March 31, 2026, USCF held 5 shares of USCI and 40 shares of CPER.

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

USCI’s shares began trading on August 10, 2010. As of March 31, 2026, USCI held 1,764 Futures Contracts on the NYMEX, held 707 Futures Contracts on the ICE Futures, held 1,389 Futures Contracts on the CBOT, held 405 Futures Contracts on the CME, held 1,250 Futures Contracts on the LME and did not hold any Futures Contracts on the COMEX, totaling 5,515 futures contracts.

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

Investors should be aware that CPER’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts or the prices of any particular group of futures contracts. CPER will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in CPER’s shares during the past year relative to a hypothetical direct investment in various commodities and, in the future, it is likely that the relationship between the market price of CPER’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) CPER’s shares began trading on November 15, 2011. As of March 31, 2026, CPER held 5,037 Futures Contracts on the COMEX.

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

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended of March 31, 2026 and 2025, respectively, USCI did not incur any registration fees and offering expenses. For the three months ended of March 31, 2026 and 2025, respectively, CPER did not incur any registration fees and offering expenses. On April 30, 2021, 10,000,000 additional shares were registered for USCI and 50,000,000 additional shares were registered for CPER. On January 27, 2023 the SEC declared effective registration statements filed by each of USCI and CPER that registered an unlimited number of shares. As a result, USCI and CPER each have an unlimited number of shares that can be issued in the form of Creation Baskets.

Independent Directors’ and Officers’ Expenses

Each Trust Series is responsible for paying its portion of the directors’ fees and directors’ and officers’ liability insurance for such Trust Series and the Related Public Funds. Each Trust Series shares the fees and expenses on a pro rata basis with each Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2026 are estimated to be a total of $881,000 for the Trust Series and the other Related Public Funds. USCI’s portion of such fees and expenses for the year ending December 31, 2026 are estimated to be $90,000 and CPER’s portion of such fees and expenses for the year ending December 31, 2026 are estimated to be $130,000.

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs are estimated to be $350,000 and for the year ending December 31, 2026 for USCI and $420,000 for the year ending December 31, 2026 for CPER. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

USCI

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
Total commissions accrued to brokers	$59,336	$42,850
Total commissions as annualized percentage of average total net assets	0.08%	0.08%

The increase in total commissions accrued to brokers for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was due primarily to a higher number of contracts held and traded.

For the three months ended March 31, 2026 and 2025, the monthly average volume of open future contract notional value was $382,281,180 and $273,448,252, respectively.

CPER

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
Total commissions accrued to brokers	$43,566	$3,875
Total commissions as annualized percentage of average total net assets	0.02%	0.01%

The increase in total commissions accrued to brokers for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was due primarily to a higher number of contracts held and traded.

For the three months ended March 31, 2026 and 2025, the monthly average volume of open future contract notional value was $691,899,938 and $159,829,737, respectively.

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

All of the futures contracts held by each Trust Series through March 31, 2026 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if each Trust Series were to enter into non-exchange traded contracts (including Exchange for Related Position or EFRP), it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

Market volatility is attributable to things like the COVID-19 pandemic and related supply chain disruptions, military conflicts and war, such as the Russia-Ukraine war and military conflicts in the Middle East, continuing disputes among commodity-producing countries, the introduction of or changes in tariffs or trade barriers, and trade wars between nations. Events such as these, and others, could cause volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by a Trust Series and the impact of which could limit a Trust Series’ ability to have a substantial portion of its assets invested in the Applicable Benchmark Component Futures Contracts. In such a circumstance, a Trust Series could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contracts and/or Other Related Investments, such as OTC swaps.

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

USCF may invest a portion of each Trust Series’ cash in money market funds and Treasuries that seek to maintain a stable per share NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2026 and December 31, 2025, USCI held investments in Treasuries and money market funds in the amounts of $230,430,483 and $210,500,000, respectively. As of March 31, 2026 and December 31, 2025, CPER held investments in Treasuries and money market funds in the amounts of $575,286,836 and $296,475,000, respectively. Each Trust Series also holds cash deposits with its custodian and FCMs. As of March 31, 2026 and December 31, 2025, USCI held cash deposits and short-term investments in the amounts of $101,571,056 and $70,654,690, respectively, with the custodian and FCMs. As of March 31, 2026 and December 31, 2025, CPER held cash deposits and short-term investments in the amounts of $154,824,454 and $131,740,409, respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or FCMs cease operations.

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

NOTE 7 – FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2026 and 2025 for the shareholders. This information has been derived from information presented in the financial statements.

USCI

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$77.48	$66.04
Total income (loss)	18.08	6.14
Total expenses	(0.22)	(0.18)
Net increase (decrease) in net asset value	17.86	5.96
Net asset value, end of period	$95.34	$72.00

Total Return	23.05%	9.02%

Ratios to Average Net Assets
Total income (loss)	21.35%	8.81%
Management fees#	0.80%	0.80%
Total expenses excluding management fees#	0.23%	0.27%
Net income (loss)	21.09%	8.55%
#	Annualized.

CPER

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$34.84	$25.23
Total income (loss)	(0.46)	6.33
Total expenses	(0.07)	(0.06)
Net increase (decrease) in net asset value	(0.53)	6.27
Net asset value, end of period	$34.31	$31.50

Total Return	(1.52)%	24.85%

Ratios to Average Net Assets
Total income (loss)	(4.07)%	21.72%
Management fees#	0.65%	0.65%
Total expenses excluding management fees#	0.10%	0.21%
Net income (loss)	(4.26)%	21.51%
#	Annualized.

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

The following table summarizes the valuation of USCI’s securities at March 31, 2026 using the fair value hierarchy:

At March 31, 2026	Total	Level I	Level II	Level III
Short-Term Investments	$230,430,483	$230,430,483	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	16,427,814	16,427,814	—	—
Foreign Contracts	(1,086,912)	(1,086,912)	—	—

The following table summarizes the valuation of USCI’s securities at December 31, 2025 using the fair value hierarchy:

At December 31, 2025	Total	Level I	Level II	Level III
Short-Term Investments	$210,500,000	$210,500,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(4,218,366)	(4,218,366)	—	—
Foreign Contracts	1,608,581	1,608,581	—	—

The following table summarizes the valuation of CPER’s securities at March 31, 2026 using the fair value hierarchy:

At March 31, 2026	Total	Level I	Level II	Level III
Short-Term Investments	$575,286,836	$575,286,836	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(18,330,085)	(18,330,085)	—	—

The following table summarizes the valuation of CPER’s securities at December 31, 2025 using the fair value hierarchy:

At December 31, 2025	Total	Level I	Level II	Level III
Short-Term Investments	$296,475,000	$296,475,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	52,247,472	52,247,472	—	—

The Trust and each Trust Series have adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments Held by USCI

	Statements of
	Financial
	Condition	Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Location	March 31, 2026	December 31, 2025
Futures - Commodity Contracts	Unrealized gain (loss) on open commodity futures contracts	$15,340,902	$(2,609,785)

Fair Value of Derivative Instruments Held by CPER

	Statements of
	Financial
	Condition	Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Location	March 31, 2026	December 31, 2025
Futures - Commodity Contracts	Unrealized gain (loss) on open commodity futures contracts	$(18,330,085)	$52,247,472

The Effect of Derivative Instruments on the Statements of Operations of USCI

		For the three months ended		For the three months ended
		March 31, 2026		March 31, 2025
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized Gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$44,861,056		$17,687,182

	Change in unrealized gain (loss) on open commodity futures contracts		$17,950,687		$(1,255,734)

The Effect of Derivative Instruments on the Statements of Operations of CPER

		For the three months ended		For the three months ended
		March 31, 2026		March 31, 2025
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized Gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$33,209,225		$1,630,125

	Change in unrealized gain (loss) on open commodity futures contracts		$(70,577,557)		$32,983,237

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

Investors should be aware that USCI’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts or the prices of any particular group of futures contracts. USCI will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in USCI’s shares during the past year relative to a hypothetical direct investment in the various commodities and, in the future, it is likely that the relationship between the market price of USCI’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) As of March 31, 2026, USCI held 1,764 Futures Contracts on the NYMEX, held 707 Futures Contracts on the ICE Futures, held 1,389 Futures Contracts on the CBOT, held 405 Futures Contracts on the CME, held 1,250 Futures Contracts on the LME and did not hold any Futures Contracts on the COMEX, totaling 5,515 futures contracts.

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

Investors should be aware that CPER’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts or the prices of any particular group of futures contracts. CPER will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in CPER’s shares during the past year relative to a hypothetical direct investment in various commodities and, in the future, it is likely that the relationship between the market price of CPER’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) CPER’s shares began trading on November 15, 2011. As of March 31, 2026, CPER held 5,037 Futures Contracts on the COMEX.

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

As of March 31, 2026, USCI held 1,764 Futures Contracts on the NYMEX, held 707 Futures Contracts on the ICE Futures, held 1,389 Futures Contracts on the CBOT, held 405 Futures Contracts on the CME, held 1,250 Futures Contracts on the LME and did not hold any Futures Contracts on the COMEX, totaling 5,515 futures contracts. As of March 31, 2026, CPER held 5,037 Futures Contracts on the COMEX. For the three months ended March 31, 2026, no Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, LME or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the three months ended March 31, 2026, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, LME or ICE Futures.

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

Geopolitical conflict, including war and armed conflicts (such as the Russia-Ukraine war, military conflicts in the Middle East, and the expansion of such conflicts in surrounding areas), sanctions, the introduction of or changes in tariffs or trade barriers, global or local recessions, and acts of terrorism, can also, directly or indirectly, negatively impact, and/or cause volatility in, the price of commodities and the value, pricing, and liquidity of the investments or other assets held by a Trust Series.

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

Commodity Markets

Commodity Futures Price Movements

Three Months Ended March 31, 2026

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited a strong upward trend during the three months ended March 31, 2026. The table below compares the total returns of the SDCI to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”)(1)	23.18%
S&P GSCI Commodity Index (GSCI®) Total Return(2)	40.02%
Bloomberg Commodity Index Total Return(2)	24.41%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	29.48%

(1)The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.

(2)Source: Bloomberg

The value of the SDCI as of December 31, 2025 was $2,765.82. As of March 31, 2026, the value of the SDCI was $3,406.82, up approximately 23.18% over the three months ended March 31, 2026.

Of the 27 components of SummerHaven Dynamic Commodity Index (SDCI), 23.18 had positive returns for the quarter ended March 31, 2026. The best performing commodity sector was Energy (up approximately 60.03%) followed by Precious Metals (up approximately 8.56%). Commodities have broadly rallied in the five years since the onset of the Covid-19 pandemic in 2020. Commodities made notable gains as inflation rose from 1.4% in 2020 to 9.1% in 2022. (Inflation is a headwind for stocks and bonds and a tailwind for real assets such as commodities. Historically, commodities have been a hedge against inflation and positive inflation shocks.) When inflation began declining in mid-2022, commodities also initially declined. However, commodities began rising again in 2023 and are up over the last three years. SDCI’s dynamic strategy led to significant outperformance versus the major commodity indexes shown above.

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

The return of approximately 23.18% on the SDCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per share NAV began the period at $77.48 and ended the period at $95.34 on March 31, 2026, an increase of approximately 23.05% over the period. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect USCI’s per share NAV.

Copper Markets

Copper Futures Price Movements

Three Months Ended March 31, 2026

As measured by the two major copper indexes, copper futures prices exhibited a strong upward trend during the three months ended March 31, 2026. The table below compares the total returns of the SCI to the Bloomberg Copper Subindex Total Return over this time period.

SummerHaven Copper Index Total ReturnSM(“SCI”)(1)	(1.32)%
Bloomberg Copper Subindex Total Return(2)	(1.30)%

(1)The inception date for the SummerHaven Copper Index Total ReturnSM is November 2010.

(2)Source: Bloomberg

The value of the SCI as of December 31, 2025 was $1,909.69. As of March 31, 2026, the value of the SCI was $1,884.52, down approximately 1.32% over the three months ended March 31, 2026.

The return of approximately (1.32)% on the SCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per share NAV began the period at $34.84 and ended the period at $34.31 on March 31, 2026, a decrease of approximately (1.52)% over the period. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect CPER’s per share NAV.

During the quarter ended March 31, 2026, the price of the front month copper futures contract traded in a range between $537.45 per pound and $620.35 per pound. Prices decreased by 1.20% between December 31, 2025 to March 31, 2026 finishing the period at $561.40. After strong returns in 2025, copper exhibited a volatile pattern from January to mid-March. Copper briefly fell in mid-March as concerns about an economic slowdown caused by the Iran War increased. However, prices decreased to a low on March 20, 2026 and rose back above $600 subsequent to the end of the first quarter. Over the longer term, with tight markets, increased demand from China and from new technologies, and a growing drumbeat of forecasts for a supply crunch, copper demand is likely to remain robust and supply is also likely to remain constrained and slow to respond to demand increases. However, prices may come under pressure during periods of contraction and/or economic uncertainty.

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

As of March 31, 2026, USCI had 3,650,000 shares outstanding. USCI has an unlimited number of shares registered and available for issuance. More shares may have been issued by USCI than are outstanding due to the redemption of shares.

As of March 31, 2026, CPER had 20,800,000 shares outstanding. CPER has an unlimited number of shares registered and available for issuance. More shares may have been issued by CPER than are outstanding due to the redemption of shares.

USCF and the Trustee entered into the Fourth Amended and Restated Declaration of Trust and Trust Agreement effective as of December 15, 2017.

As of March 31, 2026, USCI and CPER had the following Authorized Participants: ABN AMRO Clearing USA LLC, BNP Paribas Securities Corp., Citadel Securities LLC, Goldman Sachs & Company, Jane Street Capital LLC, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC and Virtu Americas LLC.

For the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

USCI

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
Average daily total net assets	$306,819,376	$211,795,651
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$2,679,571	$2,222,104
Annualized yield based on average daily total net assets	3.54%	4.25%
Management fee	$605,454	$417,789
Total fees and other expenses excluding management fees	$172,092	$140,538
Total commissions accrued to brokers	$59,336	$42,850
Total commissions as annualized percentage of average total net assets	0.08%	0.08%

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

Although the average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were lower during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, the cash balance was higher. As a result, the amount of income earned by USCI as a percentage of average daily total net assets was higher during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The increase in total fees and other expenses excluding management fees for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was due primarily to an increase in directors’ fees and insurance and brokerage fees.

The increase in total commissions accrued to brokers for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was due primarily to a higher number of Commodity Futures Contracts being held and traded.

For the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

CPER

	Three months ended	Three months ended
	March 31, 2026	March 31, 2025
Average daily total net assets	$755,127,687	$167,461,327
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$6,587,703	$1,759,776
Annualized yield based on average daily total net assets	3.54%	4.26%
Management fee	$1,208,832	$268,397
Total fees and other expenses excluding management fees	$194,610	$85,702
Total commissions accrued to brokers	$43,566	$3,875
Total commissions as annualized percentage of average total net assets	0.02%	0.01%

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

Although the average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were lower during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, the cash balance held was higher. As a result, the amount of income earned by CPER as a percentage of average daily total net assets was higher during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The increase in total fees and other expenses excluding management fees for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was due primarily to an increase in tax reporting professional fees and directors’ fees and insurance.

The increase in total commissions accrued to brokers for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was due primarily to a higher number of Commodity Futures Contracts being held and traded.

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

USCI

For the 30-valuation days ended March 31, 2026, the simple average daily change in the SDCI was 0.612%, while the simple average daily change in the per share NAV of USCI over the same time period was The average daily difference was (0.006)%. (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average error in daily tracking by the per share NAV was (1.396)%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USCI’s shares to the public on August 10, 2010 through March 31, 2026, the simple average daily change in the SDCI was 0.026%, while the simple average daily change in the per share NAV of USCI over the same time period was 0.020%. The average daily difference was (0.006)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SDCI, the average difference in daily tracking by the per share NAV was (5.833)%, meaning that over this time period USCI’s tracking difference was within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in SDCI’s NAV and the changes in the SDCI. The first chart below shows the daily movement of USCI’s per share NAV versus the daily movement of the SDCI for the 30-valuation day period ended March 31, 2026, the last trading day in March. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the SDCI for the five years ended March 31, 2026.

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

For the three months ended March 31, 2026, the actual total return of USCI as measured by changes in its per share NAV was 23.05%. This is based on an initial per share NAV of $77.48 as of December 31, 2025 and an ending per share NAV as of March 31, 2026 of $95.34. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $95.45 as of March 31, 2026, for a total return over the relevant time period of 23.18%. The difference between the actual per share NAV total return of USCI of 23.05%. and the expected total return based on the SDCI of 23.18% was a difference over the time period of (0.13)%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI.

By comparison, for the three months ended March 31, 2025, the actual total return of USCI as measured by changes in its per share NAV was 9.02%. This is based on an initial per share NAV of $66.04 as of December 31, 2024 and an ending per share NAV as of March 31, 2025 of $72.00. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $72.25 as of March 31, 2025, for a total return over the relevant time period of 9.40%. The difference between the actual per share NAV total return of USCI of 9.02% and the expected total return based on the SDCI of 9.40% was a difference over the time period of (0.38)%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI.

CPER

For the 30-valuation days ended March 31, 2026, the simple average daily change in the SCI was (0.028)%, while the simple average daily change in the per share NAV of CPER over the same time period was (0.031)%. The average daily difference was 0.003% (or 0.3 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (2.397)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of CPER’s shares to the public on November 15, 2011 through March 31, 2026, the simple average daily change in the SCI was 0.023%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.019%. The average daily difference was 0.004% (or 0.4 basis points, where 1 basis point equals 1/100 of 1)%. As a percentage of the daily movement of the SCI, the average error in daily tracking by the per share NAV was (2.354)%, meaning that over this time period CPER’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in CPER’s NAV and the changes in the SCI. The first chart below shows the daily movement of CPER’s per share NAV versus the daily movement of the SCI for the 30-valuation day period ended March 31, 2026, the last trading day in June. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the SCI for the five years ended March 31, 2026.

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

For the three months ended March 31, 2026, the actual total return of CPER as measured by changes in its per share NAV was (1.52)%. This is based on an initial per share NAV of $34.84 as of December 31, 2025 and an ending per share NAV as of March 31, 2026 of $34.31. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $34.38 as of March 31, 2026, for a total return over the relevant time period of (1.32)%. The difference between the actual per share NAV total return of CPER of (1.52)% and the expected total return based on the SCI of (1.32)% was a difference over the time period of (0.20)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

By comparison, for the three months ended March 31, 2025, the actual total return of CPER as measured by changes in its per share NAV was 24.85%. This is based on an initial per share NAV of $25.23 as of December 31, 2024 and an ending per share NAV as of March 31, 2025 of $31.50. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $31.59 as of March 31, 2025, for a total return over the relevant time period of 25.23%. The difference between the actual per share NAV total return of CPER of 24.85% and the expected total return based on the SCI of 25.23% was a difference over the time period of (0.38%), which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

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

Second, each Trust Series incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower or higher than daily changes in the price of the Applicable Index. At the same time, each Trust Series earns dividend and interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2026. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series’ NAV. When this income exceeds the level of a Trust Series’ expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), such Trust Series realizes a net yield that will tend to cause daily changes in the per share NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates may continue to increase over the near future from historical lows. It is anticipated that fees and expenses paid by each Trust Series may continue to be lower than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series could possibly outperform its benchmark so long as interest earned is higher than the fees and expenses paid by each Trust Series.

Third, a Trust Series may hold Futures Contracts in a particular commodity other than the one specified as the Applicable Benchmark Component Futures Contract, or may hold Other Related Investments in its portfolio that may fail to closely track the Applicable Index’s total return movements. Taking USCI as an example, assume for a given month one of the Benchmark Component Futures Contracts is the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” for the contract month of November 2020. It is possible that USCI could hold a NYMEX WTI financially settled Futures Contract, trading under the symbol “WS,” for the contract month of November 2020. Alternatively, and using the same example, USCI could hold the ICE WTI financially settled Futures Contract, also for the contract month of November 2020. As a third example, USCI could hold the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” but for a contract month other than November 2020. During the three months ended March 31, 2026, no Trust Series held any Other Related Investments.

Fourth, a Trust Series could hold Other-Related Investments. In that case, the error in tracking the Applicable Index could result in daily changes in the per share NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the three months ended March 31, 2026, none of the Trust Series held any Other-Related Investments, but did, at times, temporarily hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits, or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The following graph shows the sector weights of the commodities selected for inclusion in the SDCI as of March 31, 2026.

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

Hypothetical Performance of the SDCI

The table and chart below show the hypothetical performance of the SDCI from January 1, 2016 through March 31, 2026. The composition of the SDCI was revised effective December 24, 2020. Beginning with the commodity selection process that commenced on December 24, 2020, SHIM revised the composition of the SDCI to consolidate the six commodity sectors that comprised the index into five sectors. Specifically, prior to December 24, 2020, the SDCI reflected commodities in six commodity sectors: energy (e.g., crude oil, natural gas, heating oil, etc.), precious metals (e.g., gold, silver platinum), industrial metals (e.g., zinc, nickel, aluminum, copper, etc.), grains (e.g., wheat, corn, soybeans, etc.), softs (e.g., sugar, cotton, coffee, cocoa), and livestock (e.g., live cattle, lean hogs, feeder cattle).

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results* for the period from

Year Ending 2016 through March 31, 2026 YTD

Year	Ending Level*	Annual Return
2016	1,262.46	(0.25)%
2017	1,364.38	8.07%
2018	1,221.18	(10.50)%
2019	1,219.05	(0.17)%
2020	1,089.40	(10.64)%
2021	1,468.49	34.80%
2022	1,933.23	31.65%
2023	1,964.25	1.60%
2024	2,329.08	18.57%
2025	2,765.82	18.75%
2026 (YTD)	3,406.82	23.18%

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Dynamic Commodity Index Total Return℠ (“SDCI”) Year-Over-Year Hypothetical
Total Returns (Year Ending 2016 through 3/31/2026 YTD)*

50%
40%
30%
20%
10%
0%
-10%
-20%
-30%
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025
2026 (YTD)

source: Summerhaven Index Management, Bloomberg

* In addition to the actual performance of the SDCI, this chart includes as “SDCI Hypothetical TR” the hypothetical performance of the SDCI had the changes to the composition of the SDCI, which became effective on December 24, 2020, been effective during the January 1, 2013 through December 24, 2020 period.

The following table and chart compare the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes for the period from December 31, 1997 to March 31, 2026.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period
	from December 31, 1997 through March 31, 2026
		S&P GSCI	DBIQ OY	SDCI TR
	BCOM TR	TR	TR	Actual
Total return	122%	79%	605%	1,414%
Average annualized return (total)	8.47%	13.93%	14.40%	15.25%
Annualized volatility	15.77%	22.81%	18.12%	15.15%
Annualized Sharpe ratio	0.38	0.50	0.65	0.84

Source: SHIM, Bloomberg

The table immediately above shows the performance of the SDCI from December 31, 1997 through March 31, 2026 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Bloomberg Commodity Index Total ReturnSM (“BCOM TR”), and the Deutsche Bank Index Quant Optimum Yield Diversified Commodity Index Total ReturnTM (“DBIQ OY TR”). The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Bloomberg Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of investing in certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills in respect of a basket of commodities. The data for the SDCI Total Return Index is derived by using the SDCI’s calculation methodology with historical prices for the futures contracts comprising the SDCI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to March 31, 2026; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes between March 31, 2016 and March 31, 2026, where the SDCI TR includes the initial composition of the index until December 24, 2020 when changes to the index composition became effective.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DBIQ OY TR, and the Hypothetical Returns of the SDCI TR

(3/31/2016- 3/31/2026)

400
350
300
250
200
150
100
50
-
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025
2026
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

(3/31/2021- 3/31/2026)

SDCI TR
SDCI Hypothetical TR
DBIQ OY TR
BCOM TR
S&P GSCI TR
350
300
250
200
150
100
50
-
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
Mar-24
Jun-24
Sep-24
Dec-24
Mar-25
Jun-25
Sep-25
Dec-25
Mar-26

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

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the SCI as of March 31, 2026.

SCI Contract Weights as of March 31, 2026

Sep 2026, 33.33%
May 2026, 33.33%
July 2026, 33.33%

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

Hypothetical Performance of the SCI

The table and chart below show the hypothetical performance of the SCI from January 1, 2016 through March 31, 2026.

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results* for the period from Year

Ending 2016 through March 31, 2026 YTD

Year	Ending Level*	Annual Return
2016	815.94	15.84%
2017	1,069.01	31.02%
2018	842.94	(21.15)%
2019	905.32	7.40%
2020	1,124.23	24.18%
2021	1,422.52	26.53%
2022	1,222.97	(14.03)%
2023	1,294.82	5.88%
2024	1,369.05	5.73%
2025	1,909.69	39.49%
2026 (YTD)	1,884.52	(1.32)%
*

The “base level” for the SCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SCI on the last trading day of each year and is used to illustrate the cumulative performance of the SCI.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Copper Index (“SCI”) Year-Over-Year

Hypothetical Total Returns (1/1/2016-3/31/2026 YTD)

150%
100%
50%
0%
-50%
-100%
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025
2026 YTD

Source: Summerhaven Index Management, Bloomberg

Source: SummerHaven Index Management, Bloomberg

The following table compares the total return of the SCI in comparison with the total return a major index and spot copper prices (less storage cost) from December 31, 1997 through March 31, 2026.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period
	from December 31, 1997 through March 31, 2026
	BCOM	Spot Copper	SCI TR
	HG TR	(less storage)	Actual
Total return	6.87%	2.14%	11.03%
Average annualized return (total)	12.14%	8.28%	14.07%
Annualized volatility	25.10%	23.99%	24.61%
Annualized Sharpe ratio	0.39	0.25	0.47

Source: SHIM, Bloomberg

The table above shows the performance of the SCI from December 31, 1997 through March 31, 2026 in comparison with a traditional commodity index and spot copper prices: the Bloomberg Copper Subindex Total ReturnSM and spot copper prices less warehouse storage rents. The Bloomberg Copper Subindex Total ReturnSM includes the contract in the Bloomberg Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the SCI’s calculation methodology with historical prices for the futures contracts comprising the SCI. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the SCI. As a result, there are inherent limitations in comparing such performance against the SCI. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Bloomberg Copper Subindex Total Return which may be found on its website. In addition to the actual performance of the SCI, this chart includes as “SCI Hypothetical TR” the hypothetical performance of the SCI had the changes to the composition of the SCI, which became effective on January 1, 2021, been effective during the period from December 31, 1997 through December 31, 2020. USCF is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to March 31, 2026; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SCI in comparison with the actual return of three major indexes between March 31, 2016 and March 31, 2026, where the SCI includes the original composition of the index until the changes described above and became effective on January 1, 2021, from which point then the revised composition of the index is included.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of

BCOM HG TR, Spot Copper Price, Spot Copper Price less Storage Cost, and the

Hypothetical Returns of the SCI TR (3/31/2016-3/31/2026)

SCI TR
SCI Hypothetical TR
BCOM Copper TR
Spot Copper
Spot Copper - Storage Cost
300
250
200
150
100
50
-
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025
2026

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

Hypothetical Returns of the SCI TR (3/31/2021-3/31/2026)

175
150
125
100
75
50
25
-
SCI TR
SCI Hypothetical TR
BCOM Copper TR
Spot Copper
Spot Copper - Storage Cost
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
Mar-24
Jun-24
Sep-24
Dec-24
Mar-25
Jun-25
Sep-25
Dec-25
Mar-26

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

Each Trust Series currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series’ NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series’ account at the Custodian and in Treasuries at one or more FCMs. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the three months ended March 31, 2026, each Trust Series’ income earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets did exceed the expenses.

Each Trust Series’ investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2026, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

As of March 31, 2026, each of USCI and CPER held cash deposits and investments in Treasuries and money market funds in the amount of $332,001,539 and $730,118,448, respectively, with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should the Trust Series’ custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2026, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the three months ended March 31, 2026, FCM fees were approximately 0.08% of average daily total net assets for USCI, and approximately 0.02% of average daily total net assets for CPER. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through June 30, 2011 when such expense waiver was terminated. USCF voluntarily agreed to pay certain expenses typically borne by CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF terminated such expense waiver as of April 30, 2021. As a result, the Annual Fund Operating Expenses increased, which would negatively impact your total return from an investment in CPER. This voluntary expense waiver was in addition to those amounts USCF is contractually obligated to pay as described in Note 5 to the financial statements of the Trust and terminated on April 30, 2021.

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

As of March 31, 2026, USCI’s portfolio held 5,515 Futures Contracts traded on the Futures Exchanges and CPER’s portfolio held 5,037 Contracts traded on the COMEX. For a list of each of USCI’s and CPER’s current holdings, please see www.uscfinvestments.com.

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

During the three-month reporting period ended March 31, 2026, no Trust Series had any OTC activities.

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

On March 15, 2023, the court granted the USO defendants’ motion to dismiss the complaint. In its ruling, the court granted the USO defendants’ motion to dismiss, with prejudice, the plaintiff’s claims under Section 10(b) of the 1934 Act and Rule 10b-5 thereunder, and a claim for control person liability under Section 20(a) of the 1934 Act. Having dismissed all claims over which the court had original jurisdiction, the court declined to exercise supplemental jurisdiction over the plaintiff’s state law claim under CUSA and dismissed the claim without prejudice. No notice of appeal was filed.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed on February 27, 2026 (the “Form 10-K”).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	USCI does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USCI redeemed 4 baskets (comprising 200,000 shares) during the first quarter of the year ending December 31, 2026. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2026:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
1/1/26 to 1/31/26	150,000	$79.33
2/1/26 to 2/28/26	50,000	$84.29
3/1/26 to 3/31/26	—	$—
Total	200,000
(d)	CPER does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, CPER redeemed 111 baskets (comprising 5,550,000 shares) during the first quarter of the year ending December 31, 2026. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2026:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
1/1/26 to 1/31/26	—	$—
2/1/26 to 2/28/26	2,650,000	$35.67
3/1/26 to 3/31/26	2,900,000	$33.78
Total	5,550,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended March 31, 2026.

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

Date: May 8, 2026

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date:May 8, 2026