Form 10-Q
period 2026-09-30
United States Commodity Index Funds Trust
filed 2026-11-09
CIK 1479247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2026.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐    Yes    ☒    No

The number of outstanding shares of each series of the registrant as of November 3, 2026 are included in the table below:

Number of Outstanding Shares as of Date
United States Commodity Index Fund	3,900,000
United States Copper Index Fund	16,900,000
Total	20,800,000

United States Commodity Index Funds Trust

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At September 30, 2026 (Unaudited) and December 31, 2025

United States Commodity Index Fund

	September 30, 2026	December 31, 2025
Assets
Short-term U.S. Treasury Obligations at fair value (at cost $152,067,941 and $-, respectively)	152,067,941	—
Cash and cash equivalents (at cost $228,324,647 and $264,041,053, respectively) (Notes 2 and 6)	$228,324,647	$264,041,053	(a)
Equity in trading accounts:
Cash and cash equivalents (at cost $16,387,239 and $17,113,637, respectively)	16,387,239	17,113,637
Unrealized gain (loss) on open commodity futures contracts	18,820,020	(2,609,785)
Dividends receivable	616,871	615,840
Interest receivable	167,343	265,718
Prepaid insurance	34,344	16,096

Total Assets	$416,418,405	$279,442,559

Liabilities and Capital
Management fees payable (Note 4)	$269,670	$192,001
Professional fees payable	191,348	295,279
Directors’ fees payable	6,867	9,536

Total Liabilities	467,885	496,816

Commitments and Contingencies (Notes 4, 5 & 6)

Capital
Sponsor	—	—
Shareholders	415,950,520	278,945,743
Total Capital	415,950,520	278,945,743

Total Liabilities and Capital	$416,418,405	$279,442,559

Shares outstanding	3,800,000	3,600,000
Net asset value per share	$109.46	$77.48
Market value per share	$109.42	$77.61

(a)portion of this amount is designated to meet daily Futures Commission Merchants’ margin requirements.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At September 30, 2026 (Unaudited) and December 31, 2025

United States Copper Index Fund

	September 30, 2026	December 31, 2025
Assets
Short-term U.S. Treasury Obligations at fair value (at cost $337,732,035 and $-, respectively)	337,732,035	—
Cash and cash equivalents (at cost $317,605,048 and $428,215,409, respectively) (Notes 2 and 6)	$317,605,048	$428,215,409	(a)
Equity in trading accounts:
Cash and cash equivalents (at cost $46,833,810 and $–, respectively)	46,833,810	—
Unrealized gain (loss) on open commodity futures contracts	11,183,750	52,247,472
Dividends receivable	986,717	845,454
Interest receivable	212,750	349,691
Prepaid insurance	43,739	13,780

Total Assets	$714,597,849	$481,671,806

Liabilities and Capital
Payable due to Broker	$448,828	$24,709,925
Management fees payable (Note 4)	391,454	210,142
Professional fees payable	358,732	328,341
Directors’ fees payable	13,276	11,683

Total Liabilities	1,212,290	25,260,091

Commitments and Contingencies (Notes 4, 5 & 6)

Capital
Sponsor	—	—
Shareholders	713,385,559	456,411,715
Total Capital	713,385,559	456,411,715

Total Liabilities and Capital	$714,597,849	$481,671,806

Shares outstanding	17,950,000	13,100,000
Net asset value per share	$39.74	$34.84
Market value per share	$39.78	$34.96

(a)portion of this amount is designated to meet daily Futures Commission Merchants’ margin requirements.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Financial Condition

At September 30, 2026 (Unaudited) and December 31, 2025

United States Commodity Index Funds Trust

	September 30, 2026	December 31, 2025
Assets
Short-term U.S. Treasury Obligations at fair value (at cost $489,799,976 and $-, respectively)	489,799,976	—
Cash and cash equivalents (at cost $545,929,695 and $692,256,462, respectively) (Notes 2 and 6)	$545,929,695	$692,256,462	(a)
Equity in trading accounts:
Cash and cash equivalents (at cost $63,221,049 and $17,113,637, respectively)	63,221,049	17,113,637
Unrealized gain (loss) on open commodity futures contracts	30,003,770	49,637,687
Dividends receivable	1,603,588	1,461,294
Interest receivable	380,093	615,409
Prepaid insurance	78,083	29,876

Total Assets	$1,131,016,254	$761,114,365

Liabilities and Capital
Payable due to Broker	$448,828	$24,709,925
Management fees payable (Note 4)	661,124	402,143
Professional fees payable	550,080	623,620
Directors’ fees payable	20,143	21,219

Total Liabilities	1,680,175	25,756,907

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	—
Shareholders	1,129,336,079	735,357,458
Total Capital	1,129,336,079	735,357,458

Total Liabilities and Capital	$1,131,016,254	$761,114,365

Shares Outstanding	21,750,000	16,700,000

(a)portion of this amount is designated to meet daily Futures Commission Merchants’ margin requirements.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Schedule of Investments (Unaudited)

At September 30, 2026

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
CME Cattle Feeder Futures FC November contracts, expiring November 2026	$29,683,762	179	$236,088	0.06
NYMEX WTI Crude Oil Futures CL December contracts, expiring November 2026	22,171,324	336	7,537,795	1.81
NYMEX NY Harbour ULSD Futures December contracts, expiring November 2026	24,728,299	162	5,935,969	1.43
NYMEX RBOB Gasoline Futures RB December contracts, expiring November 2026	29,846,802	238	613,009	0.15
CME Lean Hogs Futures LH December contracts, expiring December 2026	29,846,906	1,079	116,924	0.03
CBOT Soybean Meal Futures SM December contracts, expiring December 2026	29,034,959	803	(375,889)	(0.09)
ICE Coffee ‘C’ Future December contracts, expiring December 2026	32,842,969	285	(1,774,407)	(0.43)
COMEX Copper Futures HG December contracts, expiring December 2026	29,407,738	176	(273,138)	(0.07)
NYMEX Platinum Futures PL January contracts, expiring January 2027	28,815,035	331	(367,240)	(0.09)
United Kingdom Contracts
ICE Brent Crude Oil Futures January contracts, expiring November 2026	26,827,899	317	3,315,631	0.80
ICE Low Sulphur Gasoil Futures QS December contracts, expiring December 2026	24,768,418	221	5,072,107	1.22
Foreign Contracts
LME Aluminum Futures LA Futures October contracts, expiring October 2026*	27,951,976	311	(3,258,654)	(0.78)
LME Tin Futures LT November contracts, expiring November 2026*	29,741,695	110	(64,223)	(0.02)
LME Zinc Futures LX November contracts, expiring November 2026*	27,728,486	316	2,729,253	0.65
LME Aluminum Futures LA Futures January contracts, expiring January 2027*	29,535,519	364	(679,601)	(0.16)
Open Commodity Futures Contracts - Short** Foreign Contracts
LME Aluminum Futures LA Futures October contracts, expiring October 2026*	(24,735,051)	311	41,729	0.01
LME Zinc Futures LX November contracts, expiring November 2026*	(1,267,675)	13	14,667	0.00	†
Total Open Futures Contracts*	$396,929,061	5,552	$18,820,020	4.52

United States Commodity Index Funds Trust

Schedule of Investments (Unaudited)

At September 30, 2026

United States Commodity Index Fund

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Short-term U.S. Treasury Obligations
U.S. Treasury Bills:
3.77%, 10/08/2026	$10,000,000	$9,992,791	2.40
3.77%, 10/20/2026	13,000,000	12,974,545	3.12
3.84%, 10/22/2026	5,000,000	4,988,917	1.20
3.74%, 10/27/2026	10,000,000	9,973,278	2.40
3.82%, 11/03/2026	18,000,000	17,938,107	4.31
3.86%, 11/17/2026	8,000,000	7,960,422	1.91
3.90%, 11/24/2026	20,000,000	19,885,100	4.78
3.87%, 12/03/2026	2,000,000	1,986,665	0.48
3.72%, 12/10/2026	6,000,000	5,956,989	1.43
3.86%, 12/22/2026	15,000,000	14,869,768	3.58
3.86%, 12/24/2026	1,000,000	991,145	0.24
3.89%, 12/29/2026	20,000,000	19,811,369	4.76
3.92%, 12/31/2026	15,000,000	14,854,463	3.57
4.06%, 1/05/2027	5,000,000	4,946,333	1.19
4.12%, 1/19/2027	5,000,000	4,938,049	1.19
Total Short-term U.S. Treasury Obligations (cost, $152,067,941)		152,067,941	36.56

United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 3.82%#	202,500,000	202,500,000	48.68
Total United States Money Market Funds		202,500,000	48.68
†	Represents less than 0.005%.
*	Collateral amounted to $16,387,239 on open commodity futures contracts.
**

All short contracts are offset by long positions in Commodity Futures Contracts and are acquired solely for the purpose of reducing a long position (e.g., due to a redemption or to reflect a rebalancing of the SDCI).

#	Reflects the 7-day yield at September 30, 2026.

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

United States Commodity Index Funds Trust

Schedule of Investments (Unaudited)

At September 30, 2026

United States Copper Index Fund

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United States Contracts
COMEX Copper Futures HG December contracts, expiring December 2026	$211,320,864	1,335	$9,671,698	1.36
COMEX Copper Futures HG March contracts, expiring March 2027	220,104,924	1,315	995,889	0.14
COMEX Copper Futures HG May contracts, expiring May 2027	220,830,962	1,303	516,163	0.07
Total Open Futures Contracts*	$652,256,750	3,953	$11,183,750	1.57

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Short-term U.S. Treasury Obligations
U.S. Treasury Bills:
3.72%, 10/06/2026	$20,000,000	$19,989,896	2.80
3.73%, 10/13/2026	10,000,000	9,987,883	1.40
3.74%, 10/27/2026	10,000,000	9,973,278	1.40
3.80%, 11/03/2026	10,000,000	9,965,808	1.40
3.80%, 11/05/2026	5,000,000	4,982,014	0.70
3.81%, 11/10/2026	20,000,000	19,916,722	2.79
3.87%, 11/17/2026	30,000,000	29,851,101	4.18
3.78%, 11/19/2026	10,000,000	9,949,231	1.39
3.90%, 11/24/2026	30,000,000	29,827,650	4.18
3.83%, 11/27/2026	15,000,000	14,909,037	2.09
3.82%, 12/03/2026	20,000,000	19,868,138	2.79
3.69%, 12/10/2026	15,000,000	14,892,326	2.09
3.79%, 12/15/2026	20,000,000	19,844,583	2.78
3.85%, 12/22/2026	10,000,000	9,913,103	1.39
3.82%, 12/24/2026	30,000,000	29,735,342	4.17
3.85%, 12/29/2026	25,000,000	24,762,667	3.47
3.88%, 12/31/2026	30,000,000	29,709,938	4.16
4.06%, 1/05/2027	10,000,000	9,892,667	1.39
4.11%, 1/12/2027	10,000,000	9,884,554	1.39
4.12%, 1/19/2027	10,000,000	9,876,097	1.38
Total Short-term U.S. Treasury Obligations (cost, $337,732,035)		337,732,035	47.34

United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 3.82%#	265,575,000	265,575,000	37.23
Total United States Money Market Funds		265,575,000	37.23

United States Commodity Index Funds Trust

Schedule of Investments (Unaudited)

At September 30, 2026

United States Copper Index Fund

Open OTC Commodity Swap Contracts

Unrealized
						Fair		Gain (Loss)
						Value/Open	Upfront	on
Fund Receives						Commodity	Payments/	Commodity
from	Fund Pays		Payment	Expiration	Notional	Swap	(Premiums	Swap
Counterparty	Counterparty	Counterparty	Frequency	Date	Amount	Contracts	Received)	Contracts
MACQUARIE MQCP361E 08062026Index(a)	0.26%	Macquarie Bank Ltd.	monthly	11/30/2026	$48,576,688	$48,576,688	$—	$—
Total Open OTC Commodity Swap Contracts˄					$48,576,688	$48,576,688	$—	$—
(a)	Custom index comprised of a basket of underlying instruments.
*	Collateral amounted to $43,273,810 on open commodity futures contracts.
˄	Collateral amounted to $3,560,000 on open OTC commodity swap contracts.
#	Reflects the 7-day yield at September 30, 2026.

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

United States Commodity Index Funds Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2026 and 2025

United States Commodity Index Fund

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$42,324,533	$8,806,830	$87,658,832	$31,872,235
Change in unrealized gain (loss) on open commodity futures contracts	17,585,295	4,599,878	21,429,805	(301,690)
Dividend income	1,830,670	1,822,837	5,866,241	5,014,403
Interest income	1,673,748	873,633	3,506,780	2,327,804
ETF transaction fees	1,050	1,400	7,350	5,600
Total Income (Loss)	$63,415,296	$16,104,578	$118,469,008	$38,918,352

Expenses
Management fees (Note 4)	$769,292	$514,639	$2,101,979	$1,391,562
Professional fees	117,704	91,147	308,687	243,882
Brokerage commissions	53,602	48,923	150,946	127,663
Directors’ fees and insurance	17,068	9,632	65,025	31,660
Total Expenses	$957,666	$664,341	$2,626,637	$1,794,767
Net Income (Loss)	$62,457,630	$15,440,237	$115,842,371	$37,123,585
Net Income (Loss) per share	$17.02	$4.56	$31.98	$11.78
Net Income (Loss) per weighted average share	$16.93	$4.56	$31.47	$11.51
Weighted average shares outstanding	3,689,674	3,382,418	3,681,502	3,224,908

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2026 and 2025

United States Copper Index Fund

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Income
Gain (loss) on trading of commodity futures and swap contracts:
Realized gain (loss) on closed commodity futures contracts	$22,247,895	$(3,556,887)	$98,791,845	$7,379,800
Realized gain (loss) on swap contracts	(1,294,733)	—	(1,294,733)	—
Change in unrealized gain (loss) on open commodity futures contracts	12,671,145	(2,627,899)	(41,063,722)	17,936,549
Dividend income	3,484,504	1,354,017	12,519,703	3,753,568
Interest income	3,249,188	1,043,410	7,408,602	2,254,017
ETF transaction fees	12,950	11,550	40,250	25,550
Total Income (Loss)	$40,370,949	$(3,775,809)	$76,401,945	$31,349,484

Expenses
Management fees (Note 4)	$1,207,382	$372,838	$3,634,426	$926,865
Professional fees	395,546	129,914	703,720	287,141
Brokerage commissions	12,375	14,922	107,250	27,799
Directors’ fees and insurance	40,746	8,588	115,648	25,437
Total Expenses	$1,656,049	$526,262	$4,561,044	$1,267,242
Net Income (Loss)	$38,714,900	$(4,302,071)	$71,840,901	$30,082,242
Net Income (Loss) per share	$1.99	$(1.53)	$4.90	$4.70
Net Income (Loss) per weighted average share	$2.07	$(0.56)	$3.60	$4.64
Weighted average shares outstanding	18,741,848	7,634,066	19,983,333	6,476,740

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2026 and 2025

United States Commodity Index Funds Trust

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Income
Gain (loss) on trading of commodity futures and swap contracts:
Realized gain (loss) on closed commodity futures contracts	$64,572,428	$5,249,943	$186,450,677	$39,252,035
Realized gain (loss) on swap contracts	(1,294,733)	—	(1,294,733)	—
Change in unrealized gain (loss) on open commodity futures contracts	30,256,440	1,971,979	(19,633,917)	17,634,859
Dividend income	5,315,174	3,176,854	18,385,944	8,767,971
Interest income	4,922,936	1,917,043	10,915,382	4,581,821
ETF transaction fees	14,000	12,950	47,600	31,150
Total Income (Loss)	$103,786,245	$12,328,769	$194,870,953	$70,267,836

Expenses
Management fees (Note 4)	$1,976,674	$887,477	$5,736,405	$2,318,427
Professional fees	513,250	221,061	1,012,407	531,023
Brokerage commissions	65,977	63,845	258,196	155,462
Directors’ fees and insurance	57,814	18,220	180,673	57,097
Total Expenses	$2,613,715	$1,190,603	$7,187,681	$3,062,009
Expense waiver (Note 4)	—	—	—	—
Net Income (Loss)	$101,172,530	$11,138,166	$187,683,272	$67,205,827

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital (Unaudited)

For the three and nine months ended September 30, 2026 and 2025

United States Commodity Index Fund

	Shareholders*
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Balances at beginning of period	$337,396,879	$241,744,927	$278,945,743	$191,518,010
Addition of 150,000, 200,000, 650,000 and 750,000 shares, respectively	16,096,011	15,194,270	61,154,775	53,977,553
Redemption of (-), (-), (450,000) and (150,000) shares, respectively	—	—	(39,992,369)	(10,239,714)
Net income (loss)	62,457,630	15,440,237	115,842,371	37,123,585

Balances at end of period	$415,950,520	$272,379,434	$415,950,520	$272,379,434
*	Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital (Unaudited)

For the three and nine months ended September 30, 2026 and 2025

United States Copper Index Fund

	Shareholders*
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Balances at beginning of period	$724,734,128	$215,529,269	$456,411,715	$142,561,094
Addition of 1,800,000, 4,350,000, 17,750,000 and 6,950,000 shares, respectively	70,362,573	123,412,380	657,547,152	201,568,261
Redemption of (3,050,000), (1,900,000), (12,900,000) and (3,300,000) shares, respectively	(120,426,042)	(56,320,182)	(472,414,209)	(95,892,201)
Net income (loss)	38,714,900	(4,302,071)	71,840,901	30,082,242

Balances at end of period	$713,385,559	$278,319,396	$713,385,559	$278,319,396
*	Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Changes in Capital (Unaudited)

For the three and nine months ended September 30, 2026 and 2025

United States Commodity Index Funds Trust

	Shareholders*
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Balances at beginning of period	$1,062,131,007	$457,274,196	$735,357,458	$334,079,104
Addition of 1,950,000, 4,550,000, 18,400,000 and 7,700,000 shares, respectively	86,458,584	138,606,650	718,701,927	255,545,814
Redemption of (3,050,000), (1,900,000), (13,350,000) and (3,450,000) shares, respectively	(120,426,042)	(56,320,182)	(512,406,578)	(106,131,915)
Net income (loss)	101,172,530	11,138,166	187,683,272	67,205,827

Balances at end of period	$1,129,336,079	$550,698,830	$1,129,336,079	$550,698,830

*Sponsors’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2026 and 2025

United States Commodity Index Fund

	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$115,842,371	$37,123,585
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchase of short-term U.S. Treasury Obligations	(279,370,100)	—
Proceeds from sales or maturity of short-term U.S. treasury obligations	129,000,000	—
Net amortization and accretion on short-term U.S. treasury obligations	(1,697,841)	—
Change in unrealized (gain) loss on open commodity futures contracts	(21,429,805)	301,690
(Increase) decrease in dividends receivable	(1,031)	(149,254)
(Increase) decrease in interest receivable	98,375	(89,878)
(Increase) decrease in prepaid insurance	(18,248)	(35,078)
Increase (decrease) in Management fees payable	77,669	47,401
Increase (decrease) in professional fees payable	(103,931)	(111,057)
Increase (decrease) in directors’ fees payable	(2,669)	3,829
Net cash provided by (used in) operating activities	(57,605,210)	37,091,238

Cash Flows from Financing Activities:
Addition of shares	61,154,775	53,977,553
Redemption of shares	(39,992,369)	(10,239,714)
Net cash provided by (used in) financing activities	21,162,406	43,737,839

Net Increase (Decrease) in Cash and Cash Equivalents	(36,442,804)	80,829,077

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	281,154,690	185,888,476
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$244,711,886	$266,717,553

Components of Cash, Cash Equivalents and Equity in Trading Accounts:
Cash and cash equivalents	$228,324,647	$253,581,744
Equity in Trading Accounts:
Cash and cash equivalents	16,387,239	13,135,809
Total Cash, Cash Equivalents and Equity in Trading Accounts	$244,711,886	$266,717,553

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2026 and 2025

United States Copper Index Fund

	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$71,840,901	$30,082,242
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchase of short-term U.S. Treasury Obligations	(584,167,949)	—
Proceeds from sales or maturity of short-term U.S. treasury obligations	250,000,000	—
Net amortization and accretion on short-term U.S. treasury obligations	(3,564,086)	—
Change in unrealized (gain) loss on open commodity futures contracts	41,063,722	(17,936,549)
(Increase) decrease in dividends receivable	(141,263)	(101,307)
(Increase) decrease in interest receivable	136,941	(137,135)
(Increase) decrease in prepaid insurance	(29,959)	(30,715)
(Increase) decrease in ETF transaction fees receivable	—	(700)
Increase (decrease) in payable due to Broker	(24,261,097)	—
Increase (decrease) in Management fees payable	181,312	35,807
Increase (decrease) in professional fees payable	30,391	(139,829)
Increase (decrease) in directors’ fees payable	1,593	3,430
Net cash provided by (used in) operating activities	(248,909,494)	11,775,244

Cash Flows from Financing Activities:
Addition of shares	657,547,152	185,108,738
Redemption of shares	(472,414,209)	(95,892,201)
Net cash provided by (used in) financing activities	185,132,943	89,216,537

Net Increase (Decrease) in Cash and Cash Equivalents	(63,776,551)	100,991,781

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	428,215,409	152,219,085
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$364,438,858	$253,210,866

Components of Cash, Cash Equivalents and Equity in Trading Accounts:
Cash and cash equivalents	$317,605,048	$241,722,037
Equity in Trading Accounts:
Cash and cash equivalents	46,833,810	11,488,829
Total Cash, Cash Equivalents and Equity in Trading Accounts	$364,438,858	$253,210,866

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2026 and 2025

United States Commodity Index Funds Trust

	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$187,683,272	$67,205,827
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchase of short-term U.S. Treasury Obligations	(863,538,049)	—
Proceeds from sales or maturity of short-term U.S. treasury obligations	379,000,000	—
Net amortization and accretion on short-term U.S. treasury obligations	(5,261,927)	—
Change in unrealized (gain) loss on open commodity futures contracts	19,633,917	(17,634,859)
(Increase) decrease in dividends receivable	(142,294)	(250,561)
(Increase) decrease in interest receivable	235,316	(227,013)
(Increase) decrease in prepaid insurance	(48,207)	(65,793)
(Increase) decrease in ETF transaction fees receivable	—	(700)
Increase (decrease) in payable due to Broker	(24,261,097)	—
Increase (decrease) in Management fees payable	258,981	83,208
Increase (decrease) in professional fees payable	(73,540)	(250,886)
Increase (decrease) in directors’ fees payable	(1,076)	7,259
Net cash provided by (used in) operating activities	(306,514,704)	48,866,482

Cash Flows from Financing Activities:
Addition of shares	718,701,927	239,086,291
Redemption of shares	(512,406,578)	(106,131,915)
Net cash provided by (used in) financing activities	206,295,349	132,954,376

Net Increase (Decrease) in Cash and Cash Equivalents	(100,219,355)	181,820,858

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	709,370,099	338,107,561
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$609,150,744	$519,928,419

Components of Cash and Cash Equivalents, and Equity in Trading Account:
Cash and cash equivalents	$545,929,695	$495,303,781
Equity in Trading Accounts:
Cash and cash equivalents	63,221,049	24,624,638
Total Cash, Cash Equivalents and Equity in Trading Accounts	$609,150,744	$519,928,419

See accompanying notes to financial statements.

United States Commodity Index Funds Trust

Notes to Financial Statements (Unaudited)

For the period ended September 30, 2026

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

In accordance with U.S. GAAP, each Trust Series is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Trust Series files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2021. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2026 for any Trust Series.

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

The cost of investments sold is determined by the use of the specific identification method in calculating realized gain and losses on investments. Interest income, including amortization of premiums and accretion of discounts, is accrued when earned.

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of September 30, 2026, USCF held 5 shares of USCI and 40 shares of CPER.

Cash Equivalents

Cash equivalents include money market funds and overnight deposits or time deposits with original maturity dates of three months or less. U.S. Treasury Bills are classified separately as Short-Term Treasury Obligations.

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

USCI’s shares began trading on August 10, 2010. As of September 30, 2026, USCI held 1,067 Futures Contracts on the NYMEX, held 823 Futures Contracts on the ICE Futures, held 803 Futures Contracts on the CBOT, held 1,258 Futures Contracts on the CME, held 1,425 Futures Contracts on the LME and held 176 Futures Contracts on the COMEX, totaling 5,552 futures contracts.

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

Investors should be aware that CPER’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts or the prices of any particular group of futures contracts. CPER will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in CPER’s shares during the past year relative to a hypothetical direct investment in various commodities and, in the future, it is likely that the relationship between the market price of CPER’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) CPER’s shares began trading on November 15, 2011. As of September 30, 2026, CPER held 3,953 Futures Contracts on the COMEX.

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

Ongoing Registration Fees and Other Offering Expenses

Each Trust Series pays the costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended of September 30, 2026 and 2025, respectively, USCI did not incur any registration fees and offering expenses. For the nine months ended of September 30, 2026 and 2025, respectively, CPER did not incur any registration fees and offering expenses. On April 30, 2021, 10,000,000 additional shares were registered for USCI and 50,000,000 additional shares were registered for CPER. On January 27, 2023 the SEC declared effective registration statements filed by each of USCI and CPER that registered an unlimited number of shares. As a result, USCI and CPER each have an unlimited number of shares that can be issued in the form of Creation Baskets.

Independent Directors’ and Officers’ Expenses

Each Trust Series is responsible for paying its portion of the directors’ fees and directors’ and officers’ liability insurance for such Trust Series and the Related Public Funds. Each Trust Series shares the fees and expenses on a pro rata basis with each Trust Series and each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2026 are estimated to be a total of $881,000 for the Trust Series and the other Related Public Funds. USCI’s portion of such fees and expenses for the year ending December 31, 2026 are estimated to be $84,000 and CPER’s portion of such fees and expenses for the year ending December 31, 2026 are estimated to be $148,000.

Investor Tax Reporting Cost

The fees and expenses associated with each Trust Series’ audit expenses and tax accounting and reporting requirements are paid by such Trust Series. These costs are estimated to be $400,000 and for the year ending December 31, 2026 for USCI and $850,000 for the year ending December 31, 2026 for CPER. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

USCI

	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025
Total commissions accrued to brokers	$150,946	$127,663
Total commissions as annualized percentage of average total net assets	0.06%	0.07%

The increase in total commissions accrued to brokers for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was due primarily to a higher number of contracts held and traded.

For the nine months ended September 30, 2026 and 2025, the monthly average volume of open future contract notional value was $442,308,089 and $294,874,843, respectively.

CPER

	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025
Total commissions accrued to brokers	$107,250	$27,799
Total commissions as annualized percentage of average total net assets	0.02%	0.02%

The increase in total commissions accrued to brokers for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was due primarily to a higher number of contracts held and traded.

For the nine months ended September 30, 2026, the monthly average volume of open future and swap contract notional value were $699,998,549 and $48,801,102, respectively. For the nine months ended September 30, 2025, the monthly average volume of open future and swap contract notional value were $190,814,512 and $0, respectively.

Swap Dealer Agreement

The Trust, on behalf of CPER, entered into an ISDA 2002 Master Agreement with Macquarie Bank Limited on August 9, 2023 (the “Macquarie ISDA”), pursuant to which Macquarie Bank Limited has agreed to serve as an over-the-counter (“OTC”) swap counterparty for the Trust and to enter into trades under the Agreement on behalf of CPER as a Series of the Trust. The Macquarie ISDA, together with additional required trading documentation and other agreements, including, among other documents, an account control agreement between the parties and The Bank of New York Mellon that was fully executed on August 18, 2023, provide CPER with the ability to invest in OTC swaps in furtherance of its investment objective. CPER may enter into OTC swap transactions under the Macquarie ISDA in light of the foregoing Any of CPER’s OTC swap transactions outstanding under the Macquarie ISDA along with CPER’s other holdings, are posted on CPER’s website, www.uscfinvestments.com. In accordance with Macquarie ISDA, CPER pays a flat fee of 0.26% on the daily notional value of each OTC swap transaction.

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

All of the futures contracts held by each Trust Series through September 30, 2026 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if each Trust Series were to enter into nonexchange traded contracts (including Exchange for Related Position or EFRP), it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. Currently, each Trust Series has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, each Trust Series bears the risk of financial failure by the clearing broker.

As to OTC swaps, valuing OTC derivatives is less certain than valuing actively traded financial instruments such as exchange-traded futures contracts and securities or cleared swaps, because, for OTC derivatives, the price and terms on which such OTC derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources. In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating OTC contracts, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction. As a result, it may be difficult to obtain an independent value for an outstanding OTC derivatives transaction.

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

USCF may invest a portion of each Trust Series’ cash in money market funds and and short-term U.S. treasury obligations that seek to maintain a stable per share NAV. Each Trust Series may be exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2026 and December 31, 2025, USCI held investments in money market funds in the amounts of $202,500,000 and $210,500,000, respectively. As of September 30, 2026 and December 31, 2025, USCI held investments in short-term U.S. treasury obligations in the amounts of $152,067,941 and $0, respectively. As of September 30, 2026 and December 31, 2025, CPER held investments in money market funds in the amounts of $265,575,000 and $296,475,000, respectively. As of September 30, 2026 and December 31, 2025, CPER held investments in short-term U.S. treasury obligations in the amounts of $337,732,035 and $0, respectively. Each Trust Series also holds cash deposits with its custodian and FCMs. As of September 30, 2026 and December 31, 2025, USCI held cash deposits in the amounts of $42,211,886 and $70,654,690, respectively, with the custodian and FCMs. As of September 30, 2026 and December 31, 2025, CPER held cash deposits in the amounts of $98,863,858 and $131,740,409, respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should the Trust Series’ custodian and/or FCMs cease operations.

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

NOTE 7 – FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and nine months ended September 30, 2026 and 2025 for the shareholders. This information has been derived from information presented in the financial statements.

USCI

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$92.44	$73.26	$77.48	$66.04
Total income (loss)	17.28	4.76	32.69	12.34
Total expenses	(0.26)	(0.20)	(0.71)	(0.56)
Net increase (decrease) in net asset value	17.02	4.56	31.98	11.78
Net asset value, end of period	$109.46	$77.82	$109.46	$77.82

Total Return	18.41%	6.22%	41.28%	17.84%

Ratios to Average Net Assets
Total income (loss)	16.62%	6.31%	33.72%	16.73%
Management fees#	0.80%	0.80%	0.80%	0.80%
Total expenses excluding management fees#	0.20%	0.23%	0.20%	0.23%
Net income (loss)	16.37%	6.05%	32.98%	15.96%
#	Annualized.

CPER

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$37.75	$31.46	$34.84	$25.23
Total income (loss)	2.08	(1.46)	5.13	4.90
Total expenses	(0.09)	(0.07)	(0.23)	(0.20)
Net increase (decrease) in net asset value	1.99	(1.53)	4.90	4.70
Net asset value, end of period	$39.74	$29.93	$39.74	$29.93

Total Return	5.27%	(4.86)%	14.06%	18.63%

Ratios to Average Net Assets
Total income (loss)	5.48%	(1.66)%	10.22%	16.44%
Management fees#	0.65%	0.65%	0.65%	0.65%
Total expenses excluding management fees#	0.24%	0.27%	0.17%	0.24%
Net income (loss)	5.25%	(1.89)%	9.61%	15.78%
#	Annualized.

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

The following table summarizes the valuation of USCI’s securities at September 30, 2026 using the fair value hierarchy:

At September 30, 2026	Total	Level I	Level II	Level III
Short-Term Investments	$354,567,941	$202,500,000	$152,067,941	$—
Exchange-Traded Futures Contracts
United States Contracts	11,649,111	11,649,111	—	—
Foreign Contracts	7,170,909	7,170,909	—	—

The following table summarizes the valuation of USCI’s securities at December 31, 2025 using the fair value hierarchy:

At December 31, 2025	Total	Level I	Level II	Level III
Short-Term Investments	$210,500,000	$210,500,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(4,218,366)	(4,218,366)	—	—
Foreign Contracts	1,608,581	1,608,581	—	—

The following table summarizes the valuation of CPER’s securities at September 30, 2026 using the fair value hierarchy:

At September 30, 2026	Total	Level I	Level II	Level III
Short-Term Investments	$603,307,035	$265,575,000	$337,732,035	$—
Exchange-Traded Futures Contracts
United States Contracts	11,183,750	11,183,750	—	—
OTC Commodity Swap Contracts	—	—	—	—

The following table summarizes the valuation of CPER’s securities at December 31, 2025 using the fair value hierarchy:

At December 31, 2025	Total	Level I	Level II	Level III
Short-Term Investments	$296,475,000	$296,475,000	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	52,247,472	52,247,472	—	—

The Trust and each Trust Series have adopted the provisions of Accounting Standards Codification 815 — Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments Held by USCI

	Statements of
	Financial
	Condition	Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Location	September 30, 2026	December 31, 2025
Futures - Commodity Contracts	Unrealized gain (loss) on open commodity futures contracts	$18,820,020	$(2,609,785)

Fair Value of Derivative Instruments Held by CPER

Statements of
Financial
	Condition	Fair Value at	Fair Value at
Derivatives not Accounted for as Hedging Instruments	Location	September 30, 2026	December 31, 2025
Futures - Commodity Contracts	Unrealized gain (loss) on open commodity futures contracts	$11,183,750	$52,247,472
Swap - Commodity Contracts	Unrealized gain (loss) on open commodity swaps contracts	$—	$—

The Effect of Derivative Instruments on the Statements of Operations of USCI

		For the nine months ended		For the nine months ended
		September 30, 2026		September 30, 2025
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized Gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$87,658,832		$31,872,235

	Change in unrealized gain (loss) on open commodity futures contracts		$21,429,805		$(301,690)

The Effect of Derivative Instruments on the Statements of Operations of CPER

		For the nine months ended		For the nine months ended
		September 30, 2026		September 30, 2025
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized Gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$98,791,845		$7,379,800

	Change in unrealized gain (loss) on open positions		$(41,063,722)		$17,936,549

OTC Swap - Commodity Contracts	Realized gain (loss) on closed commodity swaps contracts	$(1,294,733)		$—

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

Investors should be aware that USCI’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Futures Contracts or the prices of any particular group of futures contracts. USCI will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in USCI’s shares during the past year relative to a hypothetical direct investment in the various commodities and, in the future, it is likely that the relationship between the market price of USCI’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) As of September 30, 2026, USCI held 1,067 Futures Contracts on the NYMEX, held 823 Futures Contracts on the ICE Futures, held 803 Futures Contracts on the CBOT, held 1,258 Futures Contracts on the CME, held 1,425 Futures Contracts on the LME and held 176 Futures Contracts on the COMEX, totaling 5,552 futures contracts.

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

Investors should be aware that CPER’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot prices of the commodities underlying the Benchmark Component Copper Futures Contracts or the prices of any particular group of futures contracts. CPER will not seek to achieve its stated investment objective over a period of time greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in CPER’s shares during the past year relative to a hypothetical direct investment in various commodities and, in the future, it is likely that the relationship between the market price of CPER’s shares and changes in the spot prices of the underlying commodities will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing the commodities, which could be substantial.) CPER’s shares began trading on November 15, 2011. As of September 30, 2026, CPER held 3,953 Futures Contracts on the COMEX.

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

Regulatory Disclosure

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. Below are certain key regulatory requirements that are, or may be, relevant to the Trust Series. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the SEC, Financial Industry Regulatory Authority (“FINRA”), CFTC, NFA, the futures exchanges, clearing organizations and other regulatory bodies. Pending final resolution of all applicable regulatory requirements, some examples of how new rules and regulations could impact the Trust Series are discussed in “Item 1. Business” in the most recently filed 10-K).

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

As of September 30, 2026, USCI held 1,067 Futures Contracts on the NYMEX, held 823 Futures Contracts on the ICE Futures, held 803 Futures Contracts on the CBOT, held 1,258 Futures Contracts on the CME, held 1,425 Futures Contracts on the LME and held 176 Futures Contracts on the COMEX, totaling 5,552 futures contracts. As of September 30, 2026, CPER held 3,953 Futures Contracts on the COMEX. For the nine months ended September 30, 2026, no Trust Series exceeded accountability levels imposed by the NYMEX, COMEX, CME, CBOT, LME or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the Futures Exchanges may impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits. A Trust Series does not typically hold the near month contract in its Applicable Benchmark Component Futures Contracts. In addition, each Trust Series’ investment strategy is to close out its positions during each Rebalancing Period in advance of the period right before expiration and purchase new contracts. As such, none of the Trust Series anticipates that position limits that apply to the last few days prior to a contract’s expiration will impact it. For the nine months ended September 30, 2026, no Trust Series exceeded position limits imposed by the NYMEX, COMEX, CME, CBOT, LME or ICE Futures.

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

Commodity Markets

Commodity Futures Price Movements

Nine Months Ended September 30, 2026

As measured by the four major diversified commodity indexes listed below, commodity futures prices exhibited a strong upward trend during the nine months ended September 30, 2026. The table below compares the total returns of the SDCI to the three major diversified commodity indexes over this time period.

SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”)(1)	42.37%
S&P GSCI Commodity Index (GSCI®) Total Return(2)	55.24%
Bloomberg Commodity Index Total Return(2)	32.87%
Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM(2)	45.60%

(1)The inception date for the SummerHaven Dynamic Commodity Index Total ReturnSM is December 2009.

(2)Source: Bloomberg

The value of the SDCI as of December 31, 2025 was $2,765.82. As of September 30, 2026, the value of the SDCI was $3,937.80, up approximately 42.37% over the nine months ended September 30, 2026.

Of the 27 components of SummerHaven Dynamic Commodity Index (SDCI), fifteen had positive returns for the nine months ended September 30, 2026. The best performing commodity sector was Energy (up approximately 86.3% on a total return basis) followed by Agriculture (up approximately 17.87% on a total return basis). Commodities have broadly rallied in the five years since the onset of the Covid-19 pandemic in 2020. Commodities made notable gains as inflation rose from 1.4% in 2020 to 9.1% in 2022. (Inflation is a headwind for stocks and bonds and a tailwind for real assets such as commodities. Historically, commodities have been a hedge against inflation and positive inflation shocks.) When inflation began declining in mid-2022, commodities also initially declined. However, commodities began rising again in 2023 and are up over the last three years. SDCI’s dynamic strategy led to significant outperformance versus the major commodity indexes shown above over the three year, five year, and since inception time frames.

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

The return of approximately 42.37% on the SDCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. USCI’s per share NAV began the period at $77.48 and ended the period at $109.46 on September 30, 2026, an increase of approximately 41.28% over the period. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect USCI’s per share NAV.

Copper Markets

Copper Futures Price Movements

Nine Months Ended September 30, 2026

As measured by the two major copper indexes, copper futures prices exhibited a strong upward trend during the nine months ended September 30, 2026. The table below compares the total returns of the SCI to the Bloomberg Copper Subindex Total Return over this time period.

SummerHaven Copper Index Total ReturnSM (“SCI”)(1)	14.93%
Bloomberg Copper Subindex Total Return(2)	14.62%

(1)The inception date for the SummerHaven Copper Index Total ReturnSM is November 2010.

(2)Source: Bloomberg

The value of the SCI as of December 31, 2025 was $1,909.69. As of September 30, 2026, the value of the SCI was $2,194.74, up approximately 14.93% over the nine months ended September 30, 2026.

The return of approximately 14.93% on the SCI listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts due to the impact of trading costs and other expenses. CPER’s per share NAV began the period at $34.84 and ended the period at $39.74 on September 30, 2026, an increase of approximately 14.06% over the period. See “Tracking Each Trust Series’ Benchmark” below for information about how expenses and income affect CPER’s per share NAV.

During the nine months ended September 30, 2026, the price of the front month CME copper futures contract traded in a range between $537.45 per pound and $688.85 per pound. Prices increased by 16.53% between December 31, 2025 to September 30, 2026 finishing the period at $662.15. After strong returns in 2025, copper exhibited a volatile pattern from January to mid-March. Copper briefly fell in mid-March as concerns about an economic slowdown caused by geopolitical conflicts increased. However, copper retraced its losess and resumed a bullish trend through September. U.S copper prices have been supported by uncertainty over potential tariffs and overseas markets have faced shortages due to a race to import copper into the U.S. Over the longer term, with tight markets, increased demand from China and from new technologies, and a growing drumbeat of forecasts for a supply crunch, copper demand is likely to remain robust and supply is also likely to remain constrained and slow to respond to demand increases. However, prices may come under pressure during periods of contraction and/or economic uncertainty.

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

As of September 30, 2026, USCI had 3,800,000 shares outstanding. USCI has an unlimited number of shares registered and available for issuance. More shares may have been issued by USCI than are outstanding due to the redemption of shares.

As of September 30, 2026, CPER had 17,950,000 shares outstanding. CPER has an unlimited number of shares registered and available for issuance. More shares may have been issued by CPER than are outstanding due to the redemption of shares.

USCF and the Trustee entered into the Fourth Amended and Restated Declaration of Trust and Trust Agreement effective as of December 15, 2017.

As of September 30, 2026, USCI and CPER had the following Authorized Participants: ABN AMRO Clearing USA LLC, BNP Paribas Securities Corp., Citadel Securities LLC, Goldman Sachs & Company, Jane Street Capital LLC, Jefferies & Company Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., RBC Capital Markets LLC and Virtu Americas LLC.

For the Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

USCI

	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025
Average daily total net assets	$351,292,160	$232,566,276
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$9,373,021	$7,342,207
Annualized yield based on average daily total net assets	3.57%	4.22%
Management fee	$2,101,979	$1,391,562
Total fees and other expenses excluding management fees	$524,658	$403,205
Total commissions accrued to brokers	$150,946	$127,663
Total commissions as annualized percentage of average total net assets	0.06%	0.07%

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

Although the average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were lower during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, the cash balance was higher. As a result, the amount of income earned by USCI was higher even though as a percentage of average daily total net assets was lower during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The increase in total fees and other expenses excluding management fees for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was due primarily to an increase in tax reporting and professional fees.

The increase in total commissions accrued to brokers for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was due primarily to a higher number of Commodity Futures Contracts being held and traded.

For the Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

USCI

	Three months ended	Three months ended
	September 30, 2026	September 30, 2025
Average daily total net assets	$381,510,203	$255,243,258
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$3,504,418	$2,696,470
Annualized yield based on average daily total net assets	3.64%	4.19%
Management fee	$769,292	$514,639
Total fees and other expenses excluding management fees	$188,374	$149,702
Total commissions accrued to brokers	$53,602	$48,923
Total commissions as annualized percentage of average total net assets	0.06%	0.08%

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

Although the average interest rates earned on short-term investments held by USCI, including cash, cash equivalents and Treasuries, were lower during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, the cash balance was higher. As a result, the amount of income earned by USCI was higher even though as a percentage of average daily total net assets was lower during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The increase in total fees and other expenses excluding management fees for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was due primarily to a increase in tax reporting and professional fees.

The increase in total commissions accrued to brokers for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was due primarily to a higher number of Commodity Futures Contracts being held and traded.

For the Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

CPER

	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025
Average daily total net assets	$747,571,346	$190,675,475
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$19,928,305	$6,007,585
Annualized yield based on average daily total net assets	3.56%	4.21%
Management fee	$3,634,426	$926,865
Total fees and other expenses excluding management fees	$926,618	$340,377
Total commissions accrued to brokers	$107,250	$27,799
Total commissions as annualized percentage of average total net assets	0.02%	0.02%

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

Although the average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were lower during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, the cash balance was higher. As a result, the amount of income earned by CPER was higher even though as a percentage of average daily total net assets was lower during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The increase in total fees and other expenses excluding management fees for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was due primarily to an increase in tax reporting and professional fees.

The increase in total commissions accrued to brokers for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was due primarily to a higher number of Commodity Futures Contracts being held and traded.

For the Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

CPER

	Three months ended	Three months ended
	September 30, 2026	September 30, 2025
Average daily total net assets	$736,947,243	$227,648,528
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$6,733,692	$2,397,427
Annualized yield based on average daily total net assets	3.63%	4.18%
Management fee	$1,207,382	$372,838
Total fees and other expenses excluding management fees	$448,667	$153,424
Total commissions accrued to brokers	$12,375	$14,922
Total commissions as annualized percentage of average total net assets	0.01%	0.03%

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

Although the average interest rates earned on short-term investments held by CPER, including cash, cash equivalents and Treasuries, were lower during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, the cash balance was higher. As a result, the amount of income earned by CPER was higher even though as a percentage of average daily total net assets was lower during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was due primarily to an increase in tax reporting and professional fees.

The decrease in total commissions accrued to brokers for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was due primarily to a lower number of Commodity Futures Contracts being held and traded.

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

USCI

For the 30-valuation days ended September 30, 2026, the simple average daily change in the SDCI was 0.156%, while the simple average daily change in the per share NAV of USCI over the same time period was 0.150%. The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1 meaning that over this time period USCI’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of USCI’s shares to the public on August 10, 2010 through September 30, 2026, the simple average daily change in the SDCI was 0.029%, while the simple average daily change in the per share NAV of USCI over the same time period was 0.023%. The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period USCI’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in USCI’s NAV and the changes in the SDCI. The first chart below shows the daily movement of USCI’s per share NAV versus the daily movement of the SDCI for the 30-valuation day period ended September 30, 2026, the last trading day in September. The second chart below shows the monthly total returns of USCI as compared to the monthly value of the SDCI for the five years ended September 30, 2026.

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

For the nine months ended September 30, 2026, the actual total return of USCI as measured by changes in its per share NAV was 41.28%. This is based on an initial per share NAV of $77.48 as of December 31, 2025 and an ending per share NAV as of September 30, 2026 of $109.46. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $110.33 as of September 30, 2026, for a total return over the relevant time period of 42.37%. The difference between the actual per share NAV total return of USCI of 41.28% and the expected total return based on the SDCI of 42.37% was a difference over the time period of 1.09%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI.

By comparison, for the nine months ended September 30, 2025, the actual total return of USCI as measured by changes in its per share NAV was 17.84%. This is based on an initial per share NAV of $66.04 as of December 31, 2024 and an ending per share NAV as of September 30, 2025 of $77.82. During this time period, USCI made no distributions to its shareholders. However, if USCI’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SDCI, USCI would have had an estimated per share NAV of $78.49 as of September 30, 2025, for a total return over the relevant time period of 18.85%. The difference between the actual per share NAV total return of USCI of 17.84% and the expected total return based on the SDCI of 18.85% was a difference over the time period of (1.01)%, which is to say that USCI’s actual total return underperformed its benchmark by that percentage. USCI incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USCI to track slightly lower or higher than daily changes in the price of the SDCI.

CPER

For the 30-valuation days ended September 30, 2026, the simple average daily change in the SCI was 0.045%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.041%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period CPER’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of CPER’s shares to the public on November 15, 2011 through September 30, 2026, the simple average daily change in the SCI was 0.027%, while the simple average daily change in the per share NAV of CPER over the same time period was 0.023%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period CPER’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in CPER’s NAV and the changes in the SCI. The first chart below shows the daily movement of CPER’s per share NAV versus the daily movement of the SCI for the 30-valuation day period ended September 30, 2026, the last trading day in September. The second chart below shows the monthly total returns of CPER as compared to the monthly value of the SCI for the five years ended September 30, 2026.

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

For the nine months ended September 30, 2026, the actual total return of CPER as measured by changes in its per share NAV was 14.06%. This is based on an initial per share NAV of $34.84 as of December 31, 2025 and an ending per share NAV as of September 30, 2026 of $39.74. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $40.04 as of September 30, 2026, for a total return over the relevant time period of 14.93%. The difference between the actual per share NAV total return of CPER of 14.06% and the expected total return based on the SCI of 14.93% was a difference over the time period of (0.87)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

By comparison, for the nine months ended September 30, 2025, the actual total return of CPER as measured by changes in its per share NAV was 18.63%. This is based on an initial per share NAV of $25.23 as of December 31, 2024 and an ending per share NAV as of September 30, 2025 of $29.93. During this time period, CPER made no distributions to its shareholders. However, if CPER’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the SCI, CPER would have had an estimated per share NAV of $30.16 as of September 30, 2025, for a total return over the relevant time period of 19.56%. The difference between the actual per share NAV total return of CPER of 18.63% and the expected total return based on the SCI of 19.56% was a difference over the time period of (0.93)%, which is to say that CPER’s actual total return underperformed its benchmark by that percentage. CPER incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of CPER to track slightly lower or higher than daily changes in the price of the SCI.

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

Second, each Trust Series incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of such Trust Series to track slightly lower or higher than daily changes in the price of the Applicable Index. At the same time, each Trust Series earns dividend and interest income on its cash, cash equivalents and Treasuries. A Trust Series is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2026. Interest payments, and any other income, were retained within the portfolio and added to each Trust Series’ NAV. When this income exceeds the level of a Trust Series’ expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), such Trust Series realizes a net yield that will tend to cause daily changes in the per share NAV of such Trust Series to track slightly higher than daily changes in the price of the Applicable Index. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Applicable Index. USCF anticipates that interest rates may continue to increase over the near future from historical lows. [It is anticipated that fees and expenses paid by each Trust Series may continue to be lower than interest earned by each Trust Series. As such, USCF anticipates that each Trust Series could possibly outperform its benchmark so long as interest earned is higher than the fees and expenses paid by each Trust Series.

Third, a Trust Series may hold Futures Contracts in a particular commodity other than the one specified as the Applicable Benchmark Component Futures Contract, or may hold Other Related Investments in its portfolio that may fail to closely track the Applicable Index’s total return movements. Taking USCI as an example, assume for a given month one of the Benchmark Component Futures Contracts is the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” for the contract month of November 2020. It is possible that USCI could hold a NYMEX WTI financially settled Futures Contract, trading under the symbol “WS,” for the contract month of November 2020. Alternatively, and using the same example, USCI could hold the ICE WTI financially settled Futures Contract, also for the contract month of November 2020. As a third example, USCI could hold the NYMEX WTI physically settled Futures Contract, trading under the symbol “CL,” but for a contract month other than November 2020. During the nine months ended September 30, 2026, no Trust Series held any Other Related Investments.

Fourth, a Trust Series could hold Other-Related Investments. In that case, the error in tracking the Applicable Index could result in daily changes in the per share NAV of a Trust Series that are either too high, or too low, relative to the daily changes in the price of the Applicable Index. During the nine months ended September 30, 2026, none of the Trust Series held any Other-Related Investments, but did, at times, temporarily hold Futures Contracts that were in months other than the months specified as the Applicable Benchmark Component Futures Contract. If any Trust Series increases in size, and due to its obligations to comply with regulatory limits, or due to other market pricing or liquidity factors, such Trust Series may invest in Futures Contract months other than the designated month specified as the Applicable Benchmark Component Futures Contract, or in Other-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The following graph shows the sector weights of the commodities selected for inclusion in the SDCI as of September 30, 2026.

Non-Primary, 21.43%
Petroleum, 35.71%
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

Hypothetical Performance of the SDCI

The table and chart below show the hypothetical performance of the SDCI from January 1, 2016 through September 30, 2026. The composition of the SDCI was revised effective December 24, 2020. Beginning with the commodity selection process that commenced on December 24, 2020, SHIM revised the composition of the SDCI to consolidate the six commodity sectors that comprised the index into five sectors. Specifically, prior to December 24, 2020, the SDCI reflected commodities in six commodity sectors: energy (e.g., crude oil, natural gas, heating oil, etc.), precious metals (e.g., gold, silver platinum), industrial metals (e.g., zinc, nickel, aluminum, copper, etc.), grains (e.g., wheat, corn, soybeans, etc.), softs (e.g., sugar, cotton, coffee, cocoa), and livestock (e.g., live cattle, lean hogs, feeder cattle).

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results* for the period from

Year Ending 2016 through September 30, 2026 YTD

Year	Ending Level*	Annual Return
2016	1,262.46	(0.25)%
2017	1,364.38	8.07%
2018	1,221.18	(10.50)%
2019	1,219.05	(0.17)%
2020	1,089.40	(10.64)%
2021	1,468.49	34.80%
2022	1,933.23	31.65%
2023	1,964.25	1.60%
2024	2,329.08	18.57%
2025	2,765.82	18.75%
2026 (YTD)	3,937.80	42.37%

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
Total Returns (Year Ending 2016 through 9/30/26 YTD)*

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

The following table and chart compare the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes for the period from December 31, 1997 to September 30, 2026.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period
	from December 31, 1997 through September 30, 2026
		S&P GSCI	DBIQ OY	SDCI TR
	BCOM TR	TR	TR	Actual
Total return	137.45%	98.73%	693.08%	1,649.98%
Average annualized return (total)	5.25%	6.87%	10.40%	12.84%
Annualized volatility	15.87%	22.92%	18.27%	15.20%
Annualized Sharpe ratio	0.18	0.19	0.43	0.68

Source: SHIM, Bloomberg

The table immediately above shows the performance of the SDCI from December 31, 1997 through September 30, 2026 in comparison with three traditional commodities indices: the S&P GSCI Commodity Index (GSCI®) Total Return, Bloomberg Commodity Index Total ReturnSM (“BCOM TR”), and the Deutsche Bank Index Quant Optimum Yield Diversified Commodity Index Total ReturnTM (“DBIQ OY TR”). The S&P GSCI® Commodity Index Total Return is a composite index of commodity sector returns representing an unleveraged, long-only investment in commodity futures that is broadly diversified across the spectrum of commodities. The Bloomberg Commodity Index Total ReturnSM is currently composed of futures contracts on a diversified basket of commodities traded on U.S. exchanges. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total ReturnTM is designed to reflect the performance of investing in certain wheat, corn, light sweet crude oil, heating oil, gold and aluminum futures contracts plus the returns from investing in 3-month U.S. Treasury Bills in respect of a basket of commodities. The data for the SDCI Total Return Index is derived by using the SDCI’s calculation methodology with historical prices for the futures contracts comprising the SDCI. The information about each of the indices comes from publicly-available material about such indices but is not designed to provide a thorough overview of the methodology of each index.

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

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to September 30, 2026; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SDCI in comparison with the actual total return of three major indexes between September 30, 2016 and September 30, 2026, where the SDCI TR includes the initial composition of the index until December 24, 2020 when changes to the index composition became effective.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of the BCOM TR,

S&P GSCI TR, DBIQ OY TR, and the Hypothetical Returns of the SDCI TR

(9/30/2016- 9/30/2026)

450
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

(9/30/2021- 9/30/2026)

SDCI TR
SDCI Hypothetical TR
DBIQ OY TR
BCOM TR
S&P GSCI TR
300
250
200
150
100
50
-
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
Mar-24
Jun-24
Sep-24
Dec-24
Mar-25
Jun-25
Sep-25
Dec-25
Mar-26
Jun-26
Sep-26

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

The following graph shows the weights of the Benchmark Component Copper Futures Contracts selected for inclusion in the SCI as of September 30, 2026.

SCI Contract Weights as of September 30, 2026

May 2027, 33.33%
Dec 2026, 33.33%
Mar 2027, 33.33%

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

Hypothetical Performance of the SCI

The table and chart below show the hypothetical performance of the SCI from January 1, 2016 through September 30, 2026.

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

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Hypothetical Performance Results* for the period from Year

Ending 2016 through September 30, 2026 YTD

Year	Ending Level*	Annual Return
2016	815.94	15.84%
2017	1,069.01	31.02%
2018	842.94	(21.15)%
2019	905.32	7.40%
2020	1,124.23	24.18%
2021	1,422.52	26.53%
2022	1,222.97	(14.03)%
2023	1,294.82	5.88%
2024	1,369.05	5.73%
2025	1,909.69	39.49%
2026 (YTD)	2,194.74	14.93%

*The “base level” for the SCI was set at 100 on January 2, 1991. The “Ending Level” represents the value of the components of the SCI on the last trading day of each year and is used to illustrate the cumulative performance of the SCI.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

SummerHaven Copper Index (“SCI”) Year-Over-Year

Hypothetical Total Returns (1/1/2016-9/30/2026 YTD)

50%
40%
30%
20%
10%
0%
-10%
-20%
-30%
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025
2026 YTD

Source: Summerhaven Index Management, Bloomberg

Source: SummerHaven Index Management, Bloomberg

The following table compares the total return of the SCI in comparison with the total return a major index and spot copper prices (less storage cost) from December 31, 1997 through September 30, 2026.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Hypothetical and Historical Results for the period
	from December 31, 1997 through September 30, 2026
	BCOM	Spot Copper	SCI TR
	HG TR	(less storage)	Actual
Total return	8.14%	2.94%	13.01%
Average annualized return (total)	13.00%	9.71%	14.95%
Annualized volatility	24.94%	23.84%	24.45%
Annualized Sharpe ratio	0.42	0.31	0.51

Source: SHIM, Bloomberg

The table above shows the performance of the SCI from December 31, 1997 through September 30, 2026 in comparison with a traditional commodity index and spot copper prices: the Bloomberg Copper Subindex Total ReturnSM and spot copper prices less warehouse storage rents. The Bloomberg Copper Subindex Total ReturnSM includes the contract in the Bloomberg Commodity Index Total Return that relates to a single commodity, copper (currently the Copper High Grade futures contract traded on the COMEX). The data for the SCI Total Return Index is derived by using the SCI’s calculation methodology with historical prices for the futures contracts comprising the SCI. The information about the index above comes from publicly-available material about such index but is not designed to provide a thorough overview of the methodology of such index. The index noted above does not have investment objectives identical to the SCI. As a result, there are inherent limitations in comparing such performance against the SCI. For more information about the index and its methodologies, please refer to the material published by the sponsor of the Bloomberg Copper Subindex Total Return which may be found on its website. In addition to the actual performance of the SCI, this chart includes as “SCI Hypothetical TR” the hypothetical performance of the SCI had the changes to the composition of the SCI, which became effective on January 1, 2021, been effective during the period from December 31, 1997 through December 31, 2020. USCF is not responsible for any information found on such website, and such information is not part of this quarterly report on Form 10-Q.

In the table above, “Total Return” refers to the return of the relevant index from December 31, 1997 to September 30, 2026; “Annualized Volatility” is a measure of the amount of variation or fluctuation in the returns of the relevant index. Annualized Volatility is calculated by taking the monthly standard deviation of the relevant index’s return and multiplying it by the square root of 12; and “Annualized Sharpe Ratio” is a measure of the total return of each relevant index adjusted by the risk-free interest rate (the 90-Day U.S. Treasury Bill yield) and the volatility of each index. Many investors consider volatility to be a measure of risk, and lower volatility of investment returns is considered a positive investment attribute as opposed to higher volatility. Annualized Sharpe Ratio is a standard measure for investors to compare two different investments or indexes that have different levels of volatility. If two indexes have the same total return, but one has lower Annualized Volatility, then its Annualized Sharpe Ratio will be higher. The higher the Annualized Sharpe Ratio, the better the risk-adjusted performance. Annualized Sharpe Ratio is calculated by taking the average monthly total return of the relevant index and subtracting the then current yield on the 90-Day U.S. Treasury Bill. The annualized return of this series is then divided by the Annualized Volatility of this series, and this result is the Annualized Sharpe Ratio for the relevant index. A higher Sharpe Ratio is not a guarantee that one investment or index will in the future produce better risk adjustment total returns, but USCF believes it is a useful tool for investors to consider when making investment decisions.

The following chart compares the hypothetical total return of the SCI in comparison with the actual return of three major indexes between September 30, 2016 and September 30, 2026, where the SCI includes the original composition of the index until the changes described above and became effective on January 1, 2021, from which point then the revised composition of the index is included.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Ten Year Comparison of Index Returns of

BCOM HG TR, Spot Copper Price, Spot Copper Price less Storage Cost, and the

Hypothetical Returns of the SCI TR (9/30/2016-9/30/2026)

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

Hypothetical Returns of the SCI TR (9/30/2021-9/30/2026)

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

USCF has evaluated the nature and types of estimates that it makes in preparing the Trust’s financial statements and related disclosures and has determined that the valuation of Applicable Interests, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and OTC swaps) involves a critical accounting policy. The values which are used by each Trust Series for its Futures Contracts are provided by its commodity broker who uses market prices when available, while OTC swaps are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, each Trust Series estimates interest income on a daily basis using prevailing rates earned on its cash and cash equivalents. For U.S. Treasury Obligations the effective interest method is used to estimate interest income, including amortization of premiums and accretion of discounts, and accrued when earned. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

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

Each Trust Series currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Applicable Interests. Each Trust Series invests in Applicable Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Applicable Interests. A significant portion of each Trust Series’ NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Applicable Interests. The balance of the assets is held in each Trust Series’ account at the Custodian and in Treasuries at one or more FCMs. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the nine months ended September 30, 2026, each Trust Series’ income earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets exceeded the expenses.

Each Trust Series’ investments in Applicable Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2026, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

As of September 30, 2026, each of USCI and CPER held cash deposits, cash equivalents and investments in Treasuries and money market funds in the amount of $396,779,827 and $702,170,893, respectively, with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should the Trust Series’ custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2026, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the nine months ended September 30, 2026, FCM fees were approximately 0.06% of average daily total net assets for USCI, and approximately 0.02% of average daily total net assets for CPER. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. USCF had voluntarily agreed to pay certain expenses normally borne by USCI to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through June 30, 2011 when such expense waiver was terminated. USCF voluntarily agreed to pay certain expenses typically borne by CPER to the extent that such expenses exceed 0.15% (15 basis points) of CPER’s NAV, on an annualized basis. USCF terminated such expense waiver as of April 30, 2021. As a result, the Annual Fund Operating Expenses increased, which would negatively impact your total return from an investment in CPER. This voluntary expense waiver was in addition to those amounts USCF is contractually obligated to pay as described in Note 5 to the financial statements of the Trust and terminated on April 30, 2021.

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

As of September 30, 2026, USCI’s portfolio consisted of 5,552 Futures Contracts traded on the Futures Exchanges and CPER’s portfolio consisted of 3,953 Futures Contracts traded on the COMEX. For a list of each of USCI’s and CPER’s current holdings, please see www.uscfinvestments.com.

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

During the nine month reporting period ended September 30, 2026, CPER’s OTC transactions comprised OTC swaps intended to reflect the return on CPER’s investments in Eligible Copper Futures Contracts.

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

Pursuant to the SEC Order and the CFTC Order, in addition to the command to cease and desist from committing or causing any violations of Section 17(a)(3) of the 1933 Act, Section 4o(1)(B) of the CEA, and CFTC Regulation 4. 14 (a)(2), civil monetary penalties totaling two million five hundred thousand dollars ($2,500,000) in the aggregate were required to be paid to the SEC and CFTC, of which one million two hundred fifty thousand dollars ($1,250,000) was paid by USCF to each of the SEC and the CFTC, respectively, pursuant to the offsets permitted under the orders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	USCI does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USCI redeemed 0 baskets (comprising 0 shares) during the third quarter of the year ending December 31, 2026. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2026:

Issuer Purchases of Equity Securities

Total
Number of
	Shares	Average Price Per
Period	Redeemed	Share
7/1/26 to 7/31/26	—	$—
8/1/26 to 8/31/26	—	$—
9/1/26 to 9/30/26	—	$—
Total	—
(d)	CPER does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, CPER redeemed 61 baskets (comprising 3,050,000 shares) during the third quarter of the year ending December 31, 2026. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2026:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
7/1/26 to 7/31/26	1,600,000	$39.06
8/1/26 to 8/31/26	600,000	$39.57
9/1/26 to 9/30/26	850,000	$40.22
Total	3,050,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended September 30, 2026.

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

Date: November 6, 2026

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date:November 6, 2026